Form 10-Q
period 2016-03-31
GP STRATEGIES CORP
filed 2016-04-28
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2016
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 25, 2016 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,748,900 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$16,470	$21,030
Accounts and other receivables, less allowance for doubtful accounts of $1,892 in 2016 and $1,856 in 2015	86,483	90,912
Costs and estimated earnings in excess of billings on uncompleted contracts	41,953	46,061
Prepaid expenses and other current assets	11,963	9,173
Total current assets	156,869	167,176
Property, plant and equipment	21,155	20,629
Accumulated depreciation	(15,195)	(14,384)
Property, plant and equipment, net	5,960	6,245
Goodwill	124,056	121,975
Intangible assets, net	6,810	6,221
Other assets	822	733
	$294,517	$302,350
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$33,092	$34,084
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	57,057	61,071
Billings in excess of costs and estimated earnings on uncompleted contracts	17,950	18,366
Total current liabilities	121,432	126,854
Long-term debt	7,778	11,111
Other noncurrent liabilities	6,356	6,041
Total liabilities	135,566	144,006

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	106,539	105,872
Retained earnings	77,398	73,598
Treasury stock at cost	(11,961)	(8,497)
Accumulated other comprehensive loss	(13,197)	(12,801)
Total stockholders’ equity	158,951	158,344
	$294,517	$302,350

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$115,756	$115,253
Cost of revenue	97,829	96,118
Gross profit	17,927	19,135
Selling, general and administrative expenses	11,970	11,599
Loss on change in fair value of contingent consideration, net	(159)	(203)
Operating income	5,798	7,333
Interest expense	245	365
Other income (expense)	454	(225)
Income before income tax expense	6,007	6,743
Income tax expense	2,207	2,636
Net income	$3,800	$4,107

Basic weighted average shares outstanding	16,758	17,159
Diluted weighted average shares outstanding	16,831	17,313

Per common share data:
Basic earnings per share	$0.23	$0.24
Diluted earnings per share	$0.23	$0.24

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$3,800	$4,107
Foreign currency translation adjustments	(396)	(4,585)
Comprehensive income (loss)	$3,404	$(478)

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
(Unaudited, in thousands)

	2016	2015
Cash flows from operating activities:
Net income	$3,800	$4,107
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of contingent consideration, net	159	203
Depreciation and amortization	1,765	2,068
Non-cash compensation expense	1,496	1,338
Changes in other operating items:
Accounts and other receivables	4,644	11,430
Costs and estimated earnings in excess of billings on uncompleted contracts	3,914	(6,733)
Prepaid expenses and other current assets	(2,641)	(3,866)
Accounts payable and accrued expenses	(3,654)	(1,674)
Billings in excess of costs and estimated earnings on uncompleted contracts	(376)	(3,286)
Other	(544)	(390)
Net cash provided by operating activities	8,563	3,197

Cash flows from investing activities:
Additions to property, plant and equipment	(575)	(600)
Acquisitions, net of cash acquired	(2,330)	—
Other investing activities	13	—
Net cash used in investing activities	(2,892)	(600)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	(992)	735
Repayment of long-term debt	(3,333)	(3,333)
Change in negative cash book balance	(1,659)	(1,518)
Repurchases of common stock in the open market	(4,291)	(364)
Other financing activities	—	25
Net cash used in financing activities	(10,275)	(4,455)

Effect of exchange rate changes on cash and cash equivalents	44	(548)
Net decrease in cash and cash equivalents	(4,560)	(2,406)
Cash and cash equivalents at beginning of period	21,030	14,541
Cash and cash equivalents at end of period	$16,470	$12,135

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,594	$2,251
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 and 2015 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2016 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standards Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of annual reporting periods and interim periods within that period beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the ASU. We are still in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We believe adoption of this standard will have a significant impact on our consolidated balance sheets. Although we have not completed our assessment, we do not expect the adoption of ASU 2016-02 to change the recognition and measurement of lease expense within the consolidated statements of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 20% and 13% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 7% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, accounts receivable from a single automotive customer totaled $10.3 million, or 12%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 22% and 24% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% of our consolidated revenue for both of the three-month periods ended March 31, 2016 and 2015. As of March 31, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $28.3 million, or 22%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2016 or 2015 or consolidated accounts receivable balance as of March 31, 2016.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Non-dilutive instruments	106	2

Dilutive common stock equivalents	73	154

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

(5)	Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.7 million in cash and is subject to a working capital adjustment which we expect will be finalized and agreed upon with the sellers in the second quarter of 2016. In addition, the purchase agreement requires up to an additional $0.4 million of consideration, contingent upon attaining incremental funding levels under a customer contract prior to July 31, 2016. The preliminary purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.7 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions during 2016 as of March 31, 2016 (dollars in thousands):

	Original range	Maximum payments due in
	of potential undiscounted
Acquisition:	payments	2016
Jencal Training	$0 - $429	$429
Effective Companies	$0 - $5,280	$2,640
Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2015 to March 31, 2016 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of March 31,
Acquisition:	2015	(Payments)	Consideration	Translation	2016
Jencal Training	$—	$294	$—	$9	$303
Effective Companies	2,381	—	159	100	2,640
Total	$2,381	$294	$159	$109	$2,943
 As of March 31, 2016 and December 31, 2015, contingent consideration is considered a current liability and is included in accounts payable of $2.9 million and $2.4 million, respectively.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2016 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy	Performance Readiness Solutions	Total
Balance as of December 31, 2015	$49,822	$43,702	$653	$27,798	$121,975
Acquisitions	1,750	—	—	—	1,750
Foreign currency translation	587	(215)	—	(41)	331
Balance as of March 31, 2016	$52,159	$43,487	$653	$27,757	$124,056

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$19,401	$(13,202)	$6,199
Intellectual property and other	1,538	(927)	611
	$20,939	$(14,129)	$6,810

December 31, 2015
Customer relationships	$19,351	$(13,822)	$5,529
Intellectual property and other	1,772	(1,080)	692
	$21,123	$(14,902)	$6,221

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2016	2015
Non-qualified stock options	$47	$62
Restricted stock units	598	439
Board of Directors stock grants	82	111
Total stock-based compensation expense	$727	$612

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2016, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2015	110,550	$14.54
Granted	—	—
Exercised	(2,900)	10.04
Forfeited	(300)	13.17
Expired	(600)	19.38
Outstanding at March 31, 2016	106,750	$14.64	1.21	$1,362,000
Exercisable at March 31, 2016	73,250	$14.53	1.19	$942,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
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

	Three Months Ended March 31, 2016	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	274,140	$28.74
Granted	137,937	26.93
Vested	(2,050)	15.36
Forfeited	(2,016)	26.50
Outstanding and unvested, end of period	408,011	$28.21

On March 29, 2016, the Compensation Committee granted 71,918 performance-based restricted stock units ("PSU's") to certain officers of the Company. Vesting of the PSU's is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee and for the 2016-2018 performance period are based on financial targets, including an average annual return on invested capital (“ROIC”) and average annual growth in earnings before interest, taxes, depreciation and amortization (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) (“Adjusted EBITDA”). We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

Also on March 29, 2016 in conjunction with the grant of PSU's, the Compensation Committee granted a total of 40,679 time-based restricted stock units to the same officers of the Company. Vesting of the time-based restricted stock units is subject to the employee's continued employment through December 31, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2016. As of March 31, 2016, our total long-term debt outstanding under the term loan was $21.1 million. In addition, there were $33.1 million of borrowings outstanding and $29.4 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2016, the weighted average interest rate on our borrowings was 2.2%.

(9)	Income Taxes

Income tax expense was $2.2 million, or an effective income tax rate of 36.7%, for the three months ended March 31, 2016 compared to $2.6 million, or an effective income tax rate of 39.1%, for the three months ended March 31, 2015. The decrease in the effective income tax rate is due to a larger portion of our income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2016, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2012 through 2014 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2016 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344
Net income	—	—	3,800	—	—	3,800
Foreign currency translation adjustment	—	—	—	—	(396)	(396)
Repurchases of common stock	—	—	—	(4,291)	—	(4,291)
Stock-based compensation expense	—	727	—	—	—	727
Issuance of stock for employer contributions to retirement plan	—	5	—	686	—	691
Net issuances of stock pursuant to stock compensation plans and other	—	(65)	—	141	—	76
Balance at March 31, 2016	$172	$106,539	$77,398	$(11,961)	$(13,197)	$158,951

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2016 and 2015, we repurchased approximately 181,000 and 10,000 shares, respectively, of our common stock in the open market for a total cost of approximately $4.3 million and $0.4 million, respectively. As of March 31, 2016, there was approximately $9.7 million available for future repurchases under the buyback program.

(11)	Business Segments

As of March 31, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

March 31, 2016
(Unaudited)

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

We do not allocate the following items to the segments: selling, general & administrative expenses, other income (expense), interest expense, restructuring charges, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Learning Solutions	$49,906	$51,829
Professional & Technical Services	25,829	29,897
Sandy Training & Marketing	21,824	14,729
Performance Readiness Solutions	18,197	18,798
	$115,756	$115,253
Gross Profit:
Learning Solutions	$9,704	$8,347
Professional & Technical Services	3,884	6,413
Sandy Training & Marketing	2,451	1,976
Performance Readiness Solutions	1,888	2,399
Total Gross Profit	17,927	19,135
Selling, general and administrative expenses	11,970	11,599
Loss on change in fair value of contingent consideration, net	(159)	(203)
Operating income	5,798	7,333
Interest expense	245	365
Other income (expense)	454	(225)
Income before income tax expense	$6,007	$6,743

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

As of March 31, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisition

On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.7 million in cash and is subject to a working capital adjustment which we expect will be finalized and agreed upon with the sellers in the second quarter of 2016. In addition, the purchase agreement requires up to an additional $0.4 million of consideration, contingent upon attaining incremental funding levels under a customer contract prior to July 31, 2016. The preliminary purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.7 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Operating Highlights

Three Months ended March 31, 2016 Compared to the Three Months ended March 31, 2015

Our revenue increased $0.5 million or 0.4% during the first quarter of 2016 compared to the first quarter of 2015. The net increase is due to a $7.1 million revenue increase in our Sandy Training & Marketing segment, offset by declines in our other three segments and a $1.9 million revenue decrease due to unfavorable changes in foreign currency exchange rates during the first quarter. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $1.5 million or 20.9% to $5.8 million for the first quarter of 2016 compared to $7.3 million for the first quarter of 2015. The net decrease in operating income was primarily due to a $1.2 million decrease in gross profit and a $0.4 million increase in SG&A expenses, which are discussed in more detail below.

For the three months ended March 31, 2016, we had income before income tax expense of $6.0 million compared to $6.7 million for the three months ended March 31, 2015. Net income was $3.8 million, or $0.23 per diluted share, for the three months ended March 31, 2016, compared to net income of $4.1 million, or $0.24 per diluted share, for the three months ended March 31, 2015. Diluted weighted average shares outstanding were 16.8 million for the three months ended March 31, 2016 compared to 17.3 million for the three months ended March 31, 2015. The decrease in shares outstanding is primarily due to the repurchase of shares of our outstanding common stock in the open market during 2015 and the first quarter of 2016.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2016	2015
Learning Solutions	$49,906	$51,829
Professional & Technical Services	25,829	29,897
Sandy Training & Marketing	21,824	14,729
Performance Readiness Solutions	18,197	18,798
	$115,756	$115,253

Learning Solutions revenue decreased $1.9 million or 3.7% during the first quarter of 2016 compared to the first quarter of 2015. The decrease in revenue is due to the following:

•	A $1.5 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; and

•	A $0.8 million net decrease in e-Learning content development and training business process outsourcing (BPO) services.
These decreases were partially offset by a $0.4 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016.
Professional & Technical Services revenue decreased $4.1 million or 13.6% during the first quarter of 2016 compared to the first quarter of 2015. The net decrease in revenue is due to the following:

•	A $1.9 million decrease in training and technical services for oil and gas clients;

•	A $0.9 million net decrease in training and professional services for energy clients;

•	A $0.6 million decrease due to the completion of projects in our alternative fuels business;

•	A $0.3 million net decrease in engineering and technical training services primarily due to a decline in revenue from U.S. government clients due to project completions in 2015; and

•	A $0.4 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Sandy Training & Marketing revenue increased $7.1 million or 48.2% during the first quarter of 2016 compared to the first quarter of 2015. The net increase is primarily due to a $5.3 million increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015 and a $1.8 million net increase in training services for automotive customers.

Performance Readiness Solutions revenue decreased $0.6 million or 3.2% during the first quarter of 2016 compared to the first quarter of 2015. The net decrease is primarily due to a $0.9 million decline in platform adoption training services, partially offset by a $0.3 million increase in leadership and organizational development services during the first quarter of 2016.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2016		2015
		% Revenue		% Revenue
Learning Solutions	$9,704	19.4%	$8,347	16.1%
Professional & Technical Services	3,884	15.0%	6,413	21.5%
Sandy Training & Marketing	2,451	11.2%	1,976	13.4%
Performance Readiness Solutions	1,888	10.4%	2,399	12.8%
	$17,927	15.5%	$19,135	16.6%

Learning Solutions gross profit of $9.7 million or 19.4% of revenue for the first quarter of 2016 increased by $1.4 million or 16.3% when compared to gross profit of $8.3 million or 16.1% of revenue for the first quarter of 2015. The increase in gross profit is primarily due to an overall increase in gross profit and margin and a one-time cost reduction related to a UK government funded skills training contract during the first quarter of 2016. The net gross profit increase was partially offset by a $0.3 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $3.9 million or 15.0% of revenue for the first quarter of 2016 decreased by $2.5 million or 39.4% when compared to gross profit of $6.4 million or 21.5% of revenue for the first quarter of 2015. The decrease in gross profit and margin is primarily due to a decline in higher margin revenue streams in this segment and a loss in our alternative fuels business during the first quarter of 2016.

Sandy Training & Marketing gross profit of $2.5 million or 11.2% of revenue for the first quarter of 2016 increased by $0.5 million or 24.0% when compared to gross profit of $2.0 million or 13.4% of revenue for the first quarter of 2015 due to the revenue increase noted above. Gross profit as a percentage of revenue decreased during the first quarter of 2016 primarily due to an increase in lower margin publication revenue compared to the first quarter of 2015.

Performance Readiness Solutions gross profit of $1.9 million or 10.4% of revenue for the first quarter of 2016 decreased by $0.5 million or 21.3% when compared to gross profit of $2.4 million or 12.8% of revenue for the first quarter of 2015. The decrease in gross profit is primarily due to an increase in estimated costs at completion on certain fixed price contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million or 3.2% from $11.6 million for the first quarter of 2015 to $12.0 million for the first quarter of 2016. The increase in SG&A expenses is due to a $0.3 million increase in labor and benefits expense and a $0.3 million net increase in various other expenses, partially offset by a $0.2 million decrease in amortization expense during the three months ended March 31, 2016 compared to the same period in 2015 due to certain intangible assets related to previously completed acquisitions becoming fully amortized.

Change in Fair Value of Contingent Consideration

We recognized net losses on the change in fair value of contingent consideration related to acquisitions of $0.2 million in the first quarters of both 2016 and 2015. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended March 31, 2016.

Interest Expense

Interest expense decreased $0.1 million from $0.4 million for the first quarter of 2015 to $0.2 million for the first quarter of 2016 primarily due to a decrease in long-term debt in 2016 compared to 2015.

Other Income (Expense)

Other income was $0.5 million for the first quarter of 2016 compared to other expense of $0.2 million for the first quarter of 2015 and consists primarily of income from a joint venture and foreign currency gains and losses. During the three months ended March 31, 2016, we had net foreign currency gains of $0.3 million compared to net foreign currency losses of $0.5 million in the corresponding period in 2015. The foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

Income Tax Expense

Income tax expense was $2.2 million for the first quarter of 2016 compared to $2.6 million for the first quarter of 2015. The effective income tax rate was 36.7% and 39.1% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective income tax rate during the first quarter of 2016 is primarily due to an increase in income in jurisdictions with lower tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $35.4 million at March 31, 2016 compared to $40.3 million at December 31, 2015. As of March 31, 2016 we had $33.1 million of short-term borrowings and $21.1 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($29.4 million of available borrowings as of March 31, 2016) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2016, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $16.5 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three ended March 31, 2016 and 2015, we repurchased approximately 181,000 and 10,000 shares, respectively, of our common stock in the open market for a total cost of approximately $4.3 million and $0.4 million, respectively. As of March 31, 2016, there was approximately $9.7 million available for future repurchases under the buyback program.

Acquisition-Related Payments

In connection with previously completed acquisitions, we may be required to pay up to an additional $2.6 million in contingent consideration in 2016 for the Effective Companies acquisition and up to an additional $0.4 million of contingent consideration for the Jencal Training acquisition.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 20% and 13% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 7% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, accounts receivable from a single automotive customer totaled $10.3 million, or 12%, of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 22% and 24% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% of our consolidated revenue for both of the three-month periods ended March 31, 2016 and 2015. As of March 31, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $28.3 million, or 22%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2016 or 2015 or consolidated accounts receivable balance as of March 31, 2016.

Cash Flows

Three Months ended March 31, 2016 Compared to the Three Months ended March 31, 2015

Our cash and cash equivalents balance decreased $4.6 million from $21.0 million as of December 31, 2015 to $16.5 million as of March 31, 2016. The decrease in cash and cash equivalents during the three months ended March 31, 2016 resulted from cash provided by operating activities of $8.6 million, cash used in investing activities of $2.9 million, and cash used in financing activities of $10.3 million.

Cash provided by operating activities was $8.6 million for the three months ended March 31, 2016 compared to $3.2 million for the same period in 2015. The increase in cash is primarily due to a net favorable change in working capital balances during the three months ended March 31, 2016 compared to the same period in 2015.

Cash used in investing activities was $2.9 million for the three months ended March 31, 2016 compared to $0.6 million for the same period in 2015. The increase in cash used is due to the completion of the Jencal Training acquisition in March 2016 in which we used $2.3 million of cash, net of cash acquired.

Cash used in financing activities was $10.3 million for the three months ended March 31, 2016 compared to $4.5 million for the same period in 2015. The increase in cash used in financing activities is primarily due a $3.9 million increase in share repurchases and $1.0 million of repayments of short-term borrowings in the first quarter of 2016 compared to an increase in borrowings of $0.7 million in the first quarter of 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 2.0 to 1.0. As of March 31, 2016, our fixed coverage charge ratio was 1.9 to 1.0 and our leverage ratio was 1.3 to 1.0, all of which were in compliance with the Credit Agreement.

As of March 31, 2016, our total long-term debt outstanding under the term loan was $21.1 million. In addition, there were $33.1 million of borrowings outstanding and $29.4 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2016, the weighted average interest rate on our borrowings was 2.2%.

Off-Balance Sheet Commitments

As of March 31, 2016, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2016:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2016	168,331	(2)	$23.45	168,223	$10,057,000
February 1 - 29, 2016	193	(2)	$23.26	100	$10,054,000
March 1 - 31, 2016	14,411	(2)	$26.44	12,700	$9,719,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the first quarter of 2016.

Item 6.	Exhibits

10.1	Short-Term Incentive Plan approved by the Board of Directors on March 29, 2016. *

31.1
Certification of Chief Executive Officer of the Company dated April 28, 2016 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated April 28, 2016 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated April 28, 2016 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

April 28, 2016	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

April 28, 2016	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer