Form 10-Q
period 2016-06-30
GP STRATEGIES CORP
filed 2016-07-28
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2016
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 25, 2016 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,627,321 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,860	$21,030
Accounts and other receivables, less allowance for doubtful accounts of $1,625 in 2016 and $1,856 in 2015	88,803	90,912
Costs and estimated earnings in excess of billings on uncompleted contracts	45,621	46,061
Prepaid expenses and other current assets	10,163	9,173
Total current assets	159,447	167,176
Property, plant and equipment	21,080	20,629
Accumulated depreciation	(15,679)	(14,384)
Property, plant and equipment, net	5,401	6,245
Goodwill	122,354	121,975
Intangible assets, net	5,755	6,221
Other assets	2,913	733
	$295,870	$302,350
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$42,482	$34,084
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	55,444	61,071
Billings in excess of costs and estimated earnings on uncompleted contracts	15,901	18,366
Total current liabilities	127,160	126,854
Long-term debt	4,444	11,111
Other noncurrent liabilities	6,368	6,041
Total liabilities	137,972	144,006

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	107,093	105,872
Retained earnings	82,311	73,598
Treasury stock at cost	(14,765)	(8,497)
Accumulated other comprehensive loss	(16,913)	(12,801)
Total stockholders’ equity	157,898	158,344
	$295,870	$302,350

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$125,542	$125,665	$241,298	$240,918
Cost of revenue	105,198	105,589	203,027	201,707
Gross profit	20,344	20,076	38,271	39,211
Selling, general and administrative expenses	12,279	12,007	24,249	23,606
Gain (loss) on change in fair value of contingent consideration, net	88	(55)	(71)	(258)
Operating income	8,153	8,014	13,951	15,347
Interest expense	359	306	604	671
Other income (expense)	175	(310)	629	(535)
Income before income tax expense	7,969	7,398	13,976	14,141
Income tax expense	3,056	2,684	5,263	5,320
Net income	$4,913	$4,714	$8,713	$8,821

Basic weighted average shares outstanding	16,677	17,178	16,718	17,169
Diluted weighted average shares outstanding	16,768	17,354	16,799	17,334

Per common share data:
Basic earnings per share	$0.29	$0.27	$0.52	$0.51
Diluted earnings per share	$0.29	$0.27	$0.52	$0.51

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,913	$4,714	$8,713	$8,821
Foreign currency translation adjustments	(3,716)	3,487	(4,112)	(1,098)
Comprehensive income	$1,197	$8,201	$4,601	$7,723

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(Unaudited, in thousands)

	2016	2015
Cash flows from operating activities:
Net income	$8,713	$8,821
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of contingent consideration, net	71	258
Depreciation and amortization	3,475	4,052
Non-cash compensation expense	2,888	2,920
Changes in other operating items:
Accounts and other receivables	805	2,504
Costs and estimated earnings in excess of billings on uncompleted contracts	(557)	(11,806)
Prepaid expenses and other current assets	(1,484)	(447)
Accounts payable and accrued expenses	(431)	1,372
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,242)	(3,638)
Contingent consideration payments in excess of fair value on acquisition date	(540)	(325)
Other	(716)	(586)
Net cash provided by operating activities	9,982	3,125

Cash flows from investing activities:
Additions to property, plant and equipment	(922)	(1,350)
Acquisitions, net of cash acquired	(2,330)	—
Other investing activities	(1,587)	(173)
Net cash used in investing activities	(4,839)	(1,523)

Cash flows from financing activities:
Proceeds from short-term borrowings	8,585	7,999
Repayment of long-term debt	(6,666)	(6,666)
Contingent consideration payments	(2,085)	(2,284)
Change in negative cash book balance	(2,734)	(1,779)
Repurchases of common stock in the open market	(7,876)	(1,101)
Other financing activities	26	141
Net cash used in financing activities	(10,750)	(3,690)

Effect of exchange rate changes on cash and cash equivalents	(563)	(113)
Net decrease in cash and cash equivalents	(6,170)	(2,201)
Cash and cash equivalents at beginning of period	21,030	14,541
Cash and cash equivalents at end of period	$14,860	$12,340

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,910	$2,808
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of operations, comprehensive income and cash flows for the six months ended June 30, 2016 and 2015 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2016 interim period are not necessarily indicative of results to be expected for the entire year.

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

June 30, 2016
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% and 18% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 11% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, accounts receivable from a single automotive customer totaled $14.2 million, or 16%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 21% and 22% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $27.7 million, or 21%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2016 or 2015 or consolidated accounts receivable balance as of June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Non-dilutive instruments	72	55	89	28

Dilutive common stock equivalents	91	176	81	165

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016
(Unaudited)

(5)	Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.7 million in cash and is subject to a working capital adjustment which we expect will be finalized and agreed upon with the sellers in the third quarter of 2016. In addition, the purchase agreement requires up to an additional $0.4 million of consideration, contingent upon attaining incremental funding levels under a customer contract prior to July 31, 2016. The preliminary purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.7 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

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

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2015 to June 30, 2016 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of June 30,
Acquisition:	2015	(Payments)	Consideration	Translation	2016
Jencal Training	$—	$294	$(88)	$(5)	$201
Effective Companies	2,381	(2,625)	159	85	—
Total	$2,381	$(2,331)	$71	$80	$201
As of June 30, 2016 and December 31, 2015, contingent consideration is considered a current liability and is included in accounts payable of $0.2 million and $2.4 million, respectively.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2016 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy Training & Marketing	Performance Readiness Solutions	Total
Balance as of December 31, 2015	$49,822	$43,702	$653	$27,798	$121,975
Acquisitions	1,750	—	—	—	1,750
Foreign currency translation	(528)	(716)	—	(127)	(1,371)
Balance as of June 30, 2016	$51,044	$42,986	$653	$27,671	$122,354

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$18,991	$(13,770)	$5,221
Intellectual property and other	1,538	(1,004)	534
	$20,529	$(14,774)	$5,755

December 31, 2015
Customer relationships	$19,351	$(13,822)	$5,529
Intellectual property and other	1,772	(1,080)	692
	$21,123	$(14,902)	$6,221

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Non-qualified stock options	$28	$52	$75	$114
Restricted stock units	611	650	1,209	1,089
Board of Directors stock grants	65	116	147	227
Total stock-based compensation expense	$704	$818	$1,431	$1,430

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2016, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2015	110,550	$14.54
Granted	—	—
Exercised	(9,000)	12.55
Forfeited	(300)	13.17
Expired	(600)	19.38
Outstanding at June 30, 2016	100,650	$14.69	0.95	$704,000
Exercisable at June 30, 2016	88,550	$14.26	0.90	$658,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016
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

	Six Months Ended June 30, 2016	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	274,140	$28.74
Granted	137,937	26.93
Vested	(3,087)	18.33
Forfeited	(2,382)	26.14
Outstanding and unvested, end of period	406,608	$28.22

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

June 30, 2016
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2016. As of June 30, 2016, our total long-term debt outstanding under the term loan was $17.8 million. In addition, there were $42.5 million of borrowings outstanding and $20.0 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2016, the weighted average interest rate on our borrowings was 2.2%.

(9)	Income Taxes

Income tax expense was $5.3 million, or an effective income tax rate of 37.7%, for the six months ended June 30, 2016 compared to $5.3 million, or an effective income tax rate of 37.6%, for the six months ended June 30, 2015. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2016, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2012 through 2015 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2016 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344
Net income	—	—	8,713	—	—	8,713
Foreign currency translation adjustment	—	—	—	—	(4,112)	(4,112)
Repurchases of common stock	—	—	—	(7,959)	—	(7,959)
Stock-based compensation expense	—	1,431	—	—	—	1,431
Issuance of stock for employer contributions to retirement plan	—	(1)	—	1,379	—	1,378
Net issuances of stock pursuant to stock compensation plans and other	—	(209)	—	312	—	103
Balance at June 30, 2016	$172	$107,093	$82,311	$(14,765)	$(16,913)	$157,898

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2016 and 2015, we repurchased approximately 340,000 and 33,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $1.1 million, respectively. As of June 30, 2016, there was approximately $6.1 million available for future repurchases under the buyback program.

(11)	Business Segments

As of June 30, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

June 30, 2016
(Unaudited)

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

We do not allocate the following items to the segments: selling, general & administrative expenses, other income (expense), interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Learning Solutions	$52,706	$50,755	$102,612	$102,584
Professional & Technical Services	26,024	30,066	51,853	59,963
Sandy Training & Marketing	27,374	25,199	49,198	39,928
Performance Readiness Solutions	19,438	19,645	37,635	38,443
	$125,542	$125,665	$241,298	$240,918
Gross profit:
Learning Solutions	$9,572	$8,387	$19,276	$16,734
Professional & Technical Services	4,106	5,829	7,990	12,242
Sandy Training & Marketing	3,830	3,427	6,281	5,403
Performance Readiness Solutions	2,836	2,433	4,724	4,832
Total gross profit	20,344	20,076	38,271	39,211
Selling, general and administrative expenses	12,279	12,007	24,249	23,606
Gain (loss) on change in fair value of contingent consideration, net	88	(55)	(71)	(258)
Operating income	8,153	8,014	13,951	15,347
Interest expense	359	306	604	671
Other income (expense)	175	(310)	629	(535)
Income before income tax expense	$7,969	$7,398	$13,976	$14,141

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

As of June 30, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisition

On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.7 million in cash and is subject to a working capital adjustment which we expect will be finalized and agreed upon with the sellers in the third quarter of 2016. In addition, the purchase agreement requires up to an additional $0.4 million of consideration, contingent upon attaining incremental funding levels under a customer contract prior to July 31, 2016. The preliminary purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.7 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Operating Highlights

Three Months ended June 30, 2016 Compared to the Three Months ended June 30, 2015

Our revenue decreased $0.1 million or 0.1% during the second quarter of 2016 compared to the second quarter of 2015. The net decrease is due to a $2.2 million revenue increase in our Sandy Training & Marketing segment and a $2.0 million revenue increase in our Learning Solutions segment, offset by a $4.0 million decline in our Professional & Technical Services segment and a $0.2 million decline in our Performance Readiness Solutions segment. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, increased $0.1 million or 1.7% to $8.2 million for the second quarter of 2016 compared to $8.0 million for the second quarter of 2015. The net increase in operating income was primarily due to a $0.3 million increase in gross profit and a $0.1 million gain on the change in fair value of contingent consideration, offset by a $0.3 million increase in SG&A expenses, which are discussed in more detail below. Operating income for the second quarter of 2016 includes $0.5 million of severance costs related to cost cutting measures.

For the three months ended June 30, 2016, we had income before income tax expense of $8.0 million compared to $7.4 million for the three months ended June 30, 2015. Net income was $4.9 million, or $0.29 per diluted share, for the three months ended June 30, 2016, compared to net income of $4.7 million, or $0.27 per diluted share, for the three months ended June 30, 2015. Diluted weighted average shares outstanding were 16.8 million for the three months ended June 30, 2016 compared to 17.4 million for the three months ended June 30, 2015. The decrease in shares outstanding is primarily due to the repurchase of shares of our outstanding common stock in the open market during 2015 and 2016.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2016	2015
Learning Solutions	$52,706	$50,755
Professional & Technical Services	26,024	30,066
Sandy Training & Marketing	27,374	25,199
Performance Readiness Solutions	19,438	19,645
	$125,542	$125,665

Learning Solutions revenue increased $2.0 million or 3.8% during the second quarter of 2016 compared to the second quarter of 2015. The increase in revenue is due to the following:

•	A $1.5 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016; and

•	A $1.8 million net increase in e-Learning content development and training business process outsourcing (BPO) services.
These increases were partially offset by a $1.3 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Professional & Technical Services revenue decreased $4.0 million or 13.4% during the second quarter of 2016 compared to the second quarter of 2015. The net decrease in revenue is due to the following:

•	A $2.2 million decrease in training and technical services for oil and gas clients;

•	A $0.8 million net decrease in training and professional services for energy clients;

•	A $0.6 million net decrease in engineering and technical services; and

•	A $0.4 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Sandy Training & Marketing revenue increased $2.2 million or 8.6% during the second quarter of 2016 compared to the second quarter of 2015. The net increase is primarily due to a $2.9 million increase in training services for automotive clients, offset by a $0.7 million decline in magazine publications revenue due to a decline in volume.

Performance Readiness Solutions revenue decreased $0.2 million or 1.1% during the second quarter of 2016 compared to the second quarter of 2015. The net decrease is primarily due to a $0.7 million decline in platform adoption training services and $0.5 million decline in performance consulting services, partially offset by a $1.0 million increase in technical training services largely due to a new contract with an aerospace client.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2016		2015
		% Revenue		% Revenue
Learning Solutions	$9,572	18.2%	$8,387	16.5%
Professional & Technical Services	4,106	15.8%	5,829	19.4%
Sandy Training & Marketing	3,830	14.0%	3,427	13.6%
Performance Readiness Solutions	2,836	14.6%	2,433	12.4%
	$20,344	16.2%	$20,076	16.0%

Learning Solutions gross profit of $9.6 million or 18.2% of revenue for the second quarter of 2016 increased by $1.2 million or 14.1% when compared to gross profit of $8.4 million or 16.5% of revenue for the second quarter of 2015. The increase in gross profit and margin is primarily due to the revenue increases noted above, cost reduction initiatives, and a $0.3 million increase in gross profit attributable to the Jencal acquisition completed in March 2016. The net gross profit increase was partially offset by a $0.3 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates and $0.3 million of severance costs during the second quarter of 2016 due to cost cutting measures.

Professional & Technical Services gross profit of $4.1 million or 15.8% of revenue for the second quarter of 2016 decreased by $1.7 million or 29.6% when compared to gross profit of $5.8 million or 19.4% of revenue for the second quarter of 2015. The decrease in gross profit and margin is primarily due to a decline in higher margin revenue streams in this segment and a loss in our alternative fuels business during the second quarter of 2016. The decline in gross profit also reflects $0.1 million of severance costs in this segment during the second quarter of 2016.

Sandy Training & Marketing gross profit of $3.8 million or 14.0% of revenue for the second quarter of 2016 increased by $0.4 million or 11.8% when compared to gross profit of $3.4 million or 13.6% of revenue for the second quarter of 2015 due to the net revenue increase noted above.

Performance Readiness Solutions gross profit of $2.8 million or 14.6% of revenue for the second quarter of 2016 increased by $0.4 million or 16.6% when compared to gross profit of $2.4 million or 12.4% of revenue for the second quarter of 2015. The increase in gross profit is primarily due to a decrease in overhead costs, which was partially offset by $0.1 million of severance costs in this segment during the second quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.3 million or 2.3% from $12.0 million for the second quarter of 2015 to $12.3 million for the second quarter of 2016. The increase in SG&A expenses is due to a $0.3 million increase in labor and benefits expense and a $0.2 million net increase in various other expenses, partially offset by a $0.2 million decrease in amortization expense during the three months ended June 30, 2016 compared to the same period in 2015 due to certain intangible assets related to previously completed acquisitions becoming fully amortized.

Change in Fair Value of Contingent Consideration

We recognized a gain on the change in fair value of contingent consideration related to acquisitions of $0.1 million in the second quarter of 2016 compared to a loss of $0.1 million in the second quarter of 2015. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended June 30, 2016.

Interest Expense

Interest expense increased slightly by $0.1 million from $0.3 million for the second quarter of 2015 to $0.4 million for the second quarter of 2016 primarily due to an increase in short-term borrowings in the second quarter of 2016 compared to the second quarter of 2015.

Other Income (Expense)

Other income was $0.2 million for the second quarter of 2016 compared to other expense of $0.3 million for the second quarter of 2015 and consists primarily of income from a joint venture and foreign currency gains and losses. During the three months ended June 30, 2016, we had net foreign currency gains of $0.1 million compared to net foreign currency losses of $0.5 million in the corresponding period in 2015. The foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

Income Tax Expense

Income tax expense was $3.1 million for the second quarter of 2016 compared to $2.7 million for the second quarter of 2015. The effective income tax rate was 38.3% and 36.3% for the three months ended June 30, 2016 and 2015, respectively. The increase in the effective income tax rate during the second quarter of 2016 is primarily due to an increase in income in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2016 Compared to the Six Months ended June 30, 2015

Our revenue increased $0.4 million or 0.2% and our gross profit decreased $0.9 million or 2.4% during the six months ended June 30, 2016 compared to six months ended June 30, 2015. The net increase in revenue is due to a $9.3 million revenue increase in our Sandy Training & Marketing segment, offset by a $8.1 million decline in our Professional & Technical Services segment and a $0.8 million decline in our Performance Readiness Solutions segment. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $1.4 million or 9.1% to $14.0 million for the six months ended June 30, 2016 compared to $15.3 million for the same period in 2015. The net decrease in operating income was primarily due to a $0.9 million decrease in gross profit and a $0.6 million increase in SG&A expenses, offset by a $0.2 million increase in the change in fair value of contingent consideration. Operating income for the six months ended June 30, 2016 includes $0.6 million of severance costs related to cost cutting measures.

For the six months ended June 30, 2016, we had income before income tax expense of $14.0 million compared to $14.1 million for the six months ended June 30, 2015. Net income was $8.7 million, or $0.52 per diluted share, for the six months ended June 30, 2016, compared to net income of $8.8 million, or $0.51 per diluted share, for the six months ended June 30, 2015. Diluted weighted average shares outstanding were 16.8 million for the six months ended June 30, 2016 compared to 17.3 million for the six months ended June 30, 2015. The decrease in shares outstanding is primarily due to the repurchase of shares of our outstanding common stock in the open market during 2015 and 2016.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2016	2015
Learning Solutions	$102,612	$102,584
Professional & Technical Services	51,853	59,963
Sandy Training & Marketing	49,198	39,928
Performance Readiness Solutions	37,635	38,443
	$241,298	$240,918

Learning Solutions revenue was flat during the six months ended June 30, 2016 compared to the same period in 2015. While revenue was flat, we experienced the following changes in revenue:

•	A $1.9 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016; and

•	A $1.1 million net increase in e-Learning content development and training business process outsourcing (BPO) services.
These increases were partially offset by a $3.0 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services revenue decreased $8.1 million or 13.5% during the six months ended June 30, 2016 compared to the same period in 2015. The net decrease in revenue is due to the following:

•	A $4.1 million decrease in training and technical services for oil and gas clients;

•	A $1.7 million net decrease in training and professional services for energy clients;

•	A $0.9 million net decrease in engineering and technical training services;

•	A $0.8 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; and

•	A $0.6 million decrease due to the completion of projects in our alternative fuels business.
Sandy Training & Marketing revenue increased $9.3 million or 23.2% during the six months ended June 30, 2016 compared to the same period in 2015. The net increase is primarily due to a $4.6 million increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015 and a $4.7 million net increase in training services for automotive customers.

Performance Readiness Solutions revenue decreased $0.8 million or 2.1% during the six months ended June 30, 2016 compared to the same period in 2015. The net decrease is primarily due to a $1.6 million decline in platform adoption training services, partially offset by a $0.8 million increase in technical training services largely due to a new contract with an aerospace client.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2016		2015
		% Revenue		% Revenue
Learning Solutions	$19,276	18.8%	$16,734	16.3%
Professional & Technical Services	7,990	15.4%	12,242	20.4%
Sandy Training & Marketing	6,281	12.8%	5,403	13.5%
Performance Readiness Solutions	4,724	12.6%	4,832	12.6%
	$38,271	15.9%	$39,211	16.3%

Learning Solutions gross profit of $19.3 million or 18.8% of revenue for the six months ended June 30, 2016 increased by $2.5 million or 15.2% when compared to gross profit of $16.7 million or 16.3% of revenue for the same period in 2015. The increase in gross profit is primarily due to cost reduction initiatives and a one-time cost reduction related to a UK government funded skills training contract during the first quarter of 2016. The net gross profit increase was partially offset by a $0.6 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates and $0.3 million of severance costs during the second quarter of 2016 due to cost cutting measures.

Professional & Technical Services gross profit of $8.0 million or 15.4% of revenue for the six months ended June 30, 2016 decreased by $4.3 million or 34.7% when compared to gross profit of $12.2 million or 20.4% of revenue for the same period in 2015. The decrease in gross profit and margin is primarily due to a decline in higher margin revenue streams in this segment and a loss in our alternative fuels business during the first half of 2016. The decline in gross profit also reflects $0.1 million of severance costs in this segment during the second quarter of 2016.

Sandy Training and Marketing gross profit of $6.3 million or 12.8% of revenue for the six months ended June 30, 2016 increased by $0.9 million or 16.3% when compared to gross profit of $5.4 million or 13.5% of revenue for the same period in 2015 due to the net revenue increase noted above. Gross profit as a percentage of revenue decreased during the first half of 2016 primarily due to an increase in lower margin publication revenue compared to the second half of 2015.

Performance Readiness Solutions gross profit of $4.7 million or 12.6% of revenue for the six months ended June 30, 2016 decreased by $0.1 million or 2.2% when compared to gross profit of $4.8 million or 12.6% of revenue for the same period in 2015. The decrease in gross profit is primarily due to the net revenue decline noted above. In addition, gross profit reflects $0.1 million of severance costs in this segment during the second quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million or 2.7% from $23.6 million for the six months ended June 30, 2015 to $24.2 million for the same period in 2016. The increase in SG&A expenses is due to a $0.6 million increase in labor and benefits expense and a $0.4 million net increase in various other expenses, partially offset by a $0.4 million decrease in amortization expense during the six months ended June 30, 2016 compared to the same period in 2015 due to certain intangible assets related to previously completed acquisitions becoming fully amortized.

Change in Fair Value of Contingent Consideration

We recognized net losses on the change in fair value of contingent consideration related to acquisitions of $0.1 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the six months ended June 30, 2016.

Interest Expense

Interest expense decreased $0.1 million from $0.7 million for the six months ended June 30, 2015 to $0.6 million for the six months ended June 30, 2016 primarily due to a decrease in long-term debt in 2016 compared to 2015.

Other Income (Expense)

Other income was $0.6 million for the six months ended June 30, 2016 compared to other expense of $0.5 million for the same period in 2015 and consisted primarily of income from a joint venture offset by foreign currency losses in both years. During the six months ended June 30, 2016, we had net foreign currency gains of $0.4 million compared to net foreign currency losses of $0.9 million in the corresponding period in 2015. The foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

 Income Tax Expense

Income tax expense was $5.3 million for the six months ended June 30, 2016 compared to $5.3 million for the same period in 2015. The effective income tax rate was 37.7% and 37.6% for the six months ended June 30, 2016 and 2015, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $32.3 million at June 30, 2016 compared to $40.3 million at December 31, 2015. As of June 30, 2016 we had $42.5 million of short-term borrowings and $17.8 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($20.0 million of available borrowings as of June 30, 2016) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2016, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $14.8 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2016 and 2015, we repurchased approximately 340,000 and 33,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $1.1 million, respectively. As of June 30, 2016, there was approximately $6.1 million available for future repurchases under the buyback program.

Acquisition-Related Payments

In connection with previously completed acquisitions, we paid $2.6 million in contingent consideration in June 2016 for the Effective Companies acquisition and we may be required to pay up to an additional $0.4 million of contingent consideration in 2016 for the Jencal Training acquisition.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% and 18% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 11% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, accounts receivable from a single automotive customer totaled $14.2 million, or 16%, of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 21% and 22% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14.0% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $27.7 million, or 21%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2016 or 2015 or consolidated accounts receivable balance as of June 30, 2016.

Cash Flows

Six Months ended June 30, 2016 Compared to the Six Months ended June 30, 2015

Our cash and cash equivalents balance decreased $6.2 million from $21.0 million as of December 31, 2015 to $14.9 million as of June 30, 2016. The decrease in cash and cash equivalents during the six months ended June 30, 2016 resulted from cash provided by operating activities of $10.0 million, cash used in investing activities of $4.8 million, cash used in financing activities of $10.8 million and a negative effect of exchange rates changes on cash of $0.6 million.

Cash provided by operating activities was $10.0 million for the six months ended June 30, 2016 compared to $3.1 million for the same period in 2015. The increase in cash is primarily due to a net favorable change in working capital balances during the six months ended June 30, 2016 compared to the same period in 2015 largely due to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash used in investing activities was $4.8 million for the six months ended June 30, 2016 compared to $1.5 million for the same period in 2015. The increase in cash used is due to $2.3 million of cash, net of cash acquired, used to complete the Jencal Training acquisition in March 2016 and $1.6 million of cash used for an investment in a new joint venture during the second quarter of 2016.

Cash used in financing activities was $10.8 million for the six months ended June 30, 2016 compared to $3.7 million for the same period in 2015. The increase in cash used in financing activities is primarily due a $6.8 million increase in share repurchases and a $1.0 million increase resulting from the change in negative cash book balances during the six months ended June 30, 2016 compared to the same period in 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 2.0 to 1.0. As of June 30, 2016, our fixed coverage charge ratio was 1.9 to 1.0 and our leverage ratio was 1.4 to 1.0, all of which were in compliance with the Credit Agreement.

As of June 30, 2016, our total long-term debt outstanding under the term loan was $17.8 million. In addition, there were $42.5 million of borrowings outstanding and $20.0 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2016, the weighted average interest rate on our borrowings was 2.2%.

Off-Balance Sheet Commitments

As of June 30, 2016, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2016:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2016	—		$—	—	$9,719,000
May 1 - 31, 2016	146,269	(2)	$23.05	143,240	$6,410,000
June 1 - 30, 2016	16,206		$22.16	16,206	$6,050,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the second quarter of 2016.

Item 6.	Exhibits

10.1
Second Amendment, dated July 12, 2016, to Fourth Amended and Restated Financing and Security Agreement, dated September 2, 2014, by and between GP Strategies Corporation as Borrower and Wells Fargo Bank, National Association, as Lender.*

31.1
Certification of Chief Executive Officer of the Company dated July 28, 2016 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated July 28, 2016 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated July 28, 2016 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

July 28, 2016	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

July 28, 2016	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer