Form 10-Q
period 2016-09-30
GP STRATEGIES CORP
filed 2016-11-01
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2016
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of October 24, 2016 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,686,727 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,695	$21,030
Accounts and other receivables, less allowance for doubtful accounts of $1,467 in 2016 and $1,856 in 2015	89,939	90,912
Costs and estimated earnings in excess of billings on uncompleted contracts	53,137	46,061
Prepaid expenses and other current assets	14,028	9,173
Total current assets	172,799	167,176
Property, plant and equipment	20,118	20,629
Accumulated depreciation	(15,216)	(14,384)
Property, plant and equipment, net	4,902	6,245
Goodwill	121,578	121,975
Intangible assets, net	4,864	6,221
Other assets	3,158	733
	$307,301	$302,350
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$44,849	$34,084
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	67,066	61,071
Billings in excess of costs and estimated earnings on uncompleted contracts	13,759	18,366
Total current liabilities	139,007	126,854
Long-term debt	1,111	11,111
Other noncurrent liabilities	5,116	6,041
Total liabilities	145,234	144,006

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	106,919	105,872
Retained earnings	87,113	73,598
Treasury stock at cost	(13,274)	(8,497)
Accumulated other comprehensive loss	(18,863)	(12,801)
Total stockholders’ equity	162,067	158,344
	$307,301	$302,350

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$121,978	$122,931	$363,276	$363,849
Cost of revenue	101,974	102,562	305,001	304,269
Gross profit	20,004	20,369	58,275	59,580
Selling, general and administrative expenses	11,996	12,253	36,245	35,859
Restructuring charges	—	1,195	—	1,195
Loss on change in fair value of contingent consideration, net	(3)	(56)	(74)	(314)
Operating income	8,005	6,865	21,956	22,212
Interest expense	366	340	970	1,011
Other income (expense)	(28)	(606)	601	(1,141)
Income before income tax expense	7,611	5,919	21,587	20,060
Income tax expense	2,809	2,203	8,072	7,523
Net income	$4,802	$3,716	$13,515	$12,537

Basic weighted average shares outstanding	16,646	17,117	16,694	17,151
Diluted weighted average shares outstanding	16,747	17,272	16,800	17,313

Per common share data:
Basic earnings per share	$0.29	$0.22	$0.81	$0.73
Diluted earnings per share	$0.29	$0.22	$0.80	$0.72

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,802	$3,716	$13,515	$12,537
Foreign currency translation adjustments	(1,950)	(2,696)	(6,062)	(3,794)
Comprehensive income	$2,852	$1,020	$7,453	$8,743

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
(Unaudited, in thousands)

	2016	2015
Cash flows from operating activities:
Net income	$13,515	$12,537
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on change in fair value of contingent consideration, net	74	314
Depreciation and amortization	4,969	6,014
Deferred income taxes	(1,596)	—
Non-cash compensation expense	4,456	4,473
Changes in other operating items:
Accounts and other receivables	(1,054)	(1,418)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,655)	(9,914)
Prepaid expenses and other current assets	(4,793)	220
Accounts payable and accrued expenses	10,791	5,275
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,361)	(6,695)
Contingent consideration payments in excess of fair value on acquisition date	(540)	(325)
Other	(908)	(953)
Net cash provided by operating activities	11,898	9,528

Cash flows from investing activities:
Additions to property, plant and equipment	(1,184)	(1,831)
Acquisitions, net of cash acquired	(2,161)	—
Other investing activities	(2,037)	85
Net cash used in investing activities	(5,382)	(1,746)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,765	12,108
Repayment of long-term debt	(10,000)	(10,000)
Contingent consideration payments	(2,085)	(2,284)
Change in negative cash book balance	(1,651)	(1,865)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(400)	(650)
Income tax benefit of stock-based compensation	133	435
Repurchases of common stock in the open market	(7,959)	(6,535)
Proceeds from stock option exercises	42	115
Other financing activities	—	(10)
Net cash used in financing activities	(11,155)	(8,686)

Effect of exchange rate changes on cash and cash equivalents	(696)	(6)
Net decrease in cash and cash equivalents	(5,335)	(910)
Cash and cash equivalents at beginning of period	21,030	14,541
Cash and cash equivalents at end of period	$15,695	$13,631

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$6,228	$5,655
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2016 and 2015 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2016 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standards Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public companies for annual and interim periods beginning after December 15, 2017, which requires us to adopt the standard in the first quarter of 2018. Companies can elect to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment recognized at the date of adoption. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We believe adoption of this standard will have a significant impact on our consolidated balance sheets. Although we have not completed our assessment, we do not expect the adoption of ASU 2016-02 to materially change the recognition and measurement of lease expense within the consolidated statements of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share-based compensation arrangements. Under ASU 2016-09, companies will no longer record excess tax benefits and tax deficiencies to additional paid-in capital (APIC) on the settlement of awards. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and APIC pools will be eliminated. ASU 2016-09 also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as is currently required. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption is permitted. We plan to adopt ASU 2016-09 on January 1, 2017. Although we are currently still evaluating the impact of this ASU on our consolidated financial statements, we don't believe the adoption of this standard will have a material impact on our consolidated financial statements. However, it could result in volatility in income tax expense from quarter to quarter as a result of the change in accounting for excess tax benefits on the settlement of awards.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% and 18% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 12% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively.

Revenue from the financial services & insurance industry accounted for approximately 21% of our consolidated revenue for both the nine-month periods ended September 30, 2016 and 2015. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $26.5 million, or 19%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2016 or 2015 or consolidated accounts receivable balance as of September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Non-dilutive instruments	—	29	59	20

Dilutive common stock equivalents	101	155	106	162

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(5)	Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.5 million in cash. In addition, the purchase agreement requires up to an additional $0.4 million of consideration, contingent upon attaining incremental funding levels under a customer contract prior to July 31, 2016, which is expected to be calculated and paid in the fourth quarter of 2016. The preliminary purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.8 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $5.0 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The acquired Maverick Solutions business will be included in the Performance Readiness Solutions segment effective October 1, 2016.

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

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2015 to September 30, 2016 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of September 30,
Acquisition:	2015	(Payments)	Consideration	Translation	2016
Jencal Training	$—	$294	$(85)	$(13)	$196
Effective Companies	2,381	(2,625)	159	85	—
Total	$2,381	$(2,331)	$74	$72	$196
As of September 30, 2016 and December 31, 2015, contingent consideration is considered a current liability and is included in accounts payable of $0.2 million and $2.4 million, respectively.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2016 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy Training & Marketing	Performance Readiness Solutions	Total
Balance as of December 31, 2015	$49,822	$43,702	$653	$27,798	$121,975
Acquisitions	1,823	—	—	—	1,823
Foreign currency translation	(1,067)	(979)	—	(174)	(2,220)
Balance as of September 30, 2016	$50,578	$42,723	$653	$27,624	$121,578

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$16,614	$(12,208)	$4,406
Intellectual property and other	1,538	(1,080)	458
	$18,152	$(13,288)	$4,864

December 31, 2015
Customer relationships	$19,351	$(13,822)	$5,529
Intellectual property and other	1,772	(1,080)	692
	$21,123	$(14,902)	$6,221

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Non-qualified stock options	$6	$55	$81	$169
Restricted stock units	801	658	2,011	1,747
Board of Directors stock grants	86	68	233	296
Total stock-based compensation expense	$893	$781	$2,325	$2,212

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2016, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2015	110,550	$14.54
Granted	—	—
Exercised	(22,800)	12.01
Forfeited	(500)	15.65
Expired	(600)	19.38
Outstanding at September 30, 2016	86,650	$15.16	0.75	$819,000
Exercisable at September 30, 2016	82,550	$15.09	0.70	$787,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
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

	Nine Months Ended September 30, 2016	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	274,140	$28.74
Granted	137,937	26.93
Vested	(39,387)	19.30
Forfeited	(3,102)	25.03
Outstanding and unvested, end of period	369,588	$29.10

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

September 30, 2016
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2016. As of September 30, 2016, our total long-term debt outstanding under the term loan was $14.4 million. In addition, there were $44.8 million of borrowings outstanding and $14.7 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2016, the weighted average interest rate on our borrowings was 2.2%.

(9)	Income Taxes

Income tax expense was $8.1 million, or an effective income tax rate of 37.4%, for the nine months ended September 30, 2016 compared to $7.5 million, or an effective income tax rate of 37.5%, for the nine months ended September 30, 2015. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2016, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2013 through 2015 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2016 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344
Net income	—	—	13,515	—	—	13,515
Foreign currency translation adjustment	—	—	—	—	(6,062)	(6,062)
Repurchases of common stock	—	—	—	(7,959)	—	(7,959)
Stock-based compensation expense	—	2,325	—	—	—	2,325
Issuance of stock for employer contributions to retirement plan	—	(47)	—	2,101	—	2,054
Net issuances of stock pursuant to stock compensation plans and other	—	(1,231)	—	1,081	—	(150)
Balance at September 30, 2016	$172	$106,919	$87,113	$(13,274)	$(18,863)	$162,067

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2016 and 2015, we repurchased approximately 340,000 and 255,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $6.6 million, respectively. As of September 30, 2016, there was approximately $6.1 million available for future repurchases under the buyback program.

(11)	Business Segments

As of September 30, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

September 30, 2016
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

We do not allocate the following items to the segments: selling, general & administrative expenses, other income (expense), interest expense, restructuring charges, loss on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Learning Solutions	$51,379	$51,879	$153,991	$154,463
Professional & Technical Services	25,111	30,354	76,964	90,317
Sandy Training & Marketing	26,612	22,115	75,810	62,043
Performance Readiness Solutions	18,876	18,583	56,511	57,026
	$121,978	$122,931	$363,276	$363,849
Gross profit:
Learning Solutions	$9,796	$9,808	$29,072	$26,542
Professional & Technical Services	3,596	5,527	11,586	17,769
Sandy Training & Marketing	3,619	2,470	9,900	7,873
Performance Readiness Solutions	2,993	2,564	7,717	7,396
Total gross profit	20,004	20,369	58,275	59,580
Selling, general and administrative expenses	11,996	12,253	36,245	35,859
Restructuring charges	—	1,195	—	1,195
Loss on change in fair value of contingent consideration, net	(3)	(56)	(74)	(314)
Operating income	8,005	6,865	21,956	22,212
Interest expense	366	340	970	1,011
Other income (expense)	(28)	(606)	601	(1,141)
Income before income tax expense	$7,611	$5,919	$21,587	$20,060

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016
(Unaudited)

(12) Subsequent Event

Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. For further details see Note 5 to the Condensed Consolidated Financial Statements.

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

As of September 30, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.5 million in cash. In addition, the purchase agreement requires up to an additional $0.4 million of consideration, contingent upon attaining incremental funding levels under a customer contract prior to July 31, 2016, which is expected to be calculated and paid in the fourth quarter of 2016. The preliminary purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.8 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $5.0 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The acquired Maverick Solutions business will be included in the Performance Readiness Solutions segment effective October 1, 2016.

Operating Highlights

Three Months ended September 30, 2016 Compared to the Three Months ended September 30, 2015

Our revenue decreased $1.0 million or 0.8% during the third quarter of 2016 compared to the third quarter of 2015. The net decrease is due to a $5.2 million decline in our Professional & Technical Services segment and a $0.5 million revenue decrease in our Learning Solutions segment, offset by a $4.5 million revenue increase in our Sandy Training & Marketing segment and a $0.3 million increase in our Performance Readiness Solutions segment. Foreign currency exchange rate declines resulted in a total $4.4 million decrease in U.S. dollar reported revenue during the third quarter of 2016 across all segments. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, increased $1.1 million or 16.6% to $8.0 million for the third quarter of 2016 compared to $6.9 million for the third quarter of 2015. The net increase in operating income is primarily due to restructuring charges of $1.2 million incurred in the third quarter of 2015 that did not recur in 2016.

For the three months ended September 30, 2016, we had income before income tax expense of $7.6 million compared to $5.9 million for the three months ended September 30, 2015. Net income was $4.8 million, or $0.29 per diluted share, for the three months ended September 30, 2016, compared to net income of $3.7 million, or $0.22 per diluted share, for the three months ended September 30, 2015. Diluted weighted average shares outstanding were 16.7 million for the three months ended September 30, 2016 compared to 17.3 million for the three months ended September 30, 2015. The decrease in shares outstanding is primarily due to the repurchase of shares of our outstanding common stock in the open market during 2015 and 2016.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2016	2015
Learning Solutions	$51,379	$51,879
Professional & Technical Services	25,111	30,354
Sandy Training & Marketing	26,612	22,115
Performance Readiness Solutions	18,876	18,583
	$121,978	$122,931

Learning Solutions revenue decreased $0.5 million or 1.0% during the third quarter of 2016 compared to the third quarter of 2015. The revenue decrease is due to the following:

•	A $3.2 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	A $1.4 million net increase in e-Learning content development and training business process outsourcing (BPO) services; and

•	A $1.3 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016.
Professional & Technical Services revenue decreased $5.2 million or 17.3% during the third quarter of 2016 compared to the third quarter of 2015. The net decrease in revenue is due to the following:

•	A $2.0 million decrease in training and technical services for oil and gas clients;

•	A $1.5 million net decrease in engineering and technical services;

•	A $0.4 million net decrease in training and professional services for energy clients;

•	A $0.4 million net decrease in alternative fuels design and build projects; and

•	A $0.9 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Sandy Training & Marketing revenue increased $4.5 million or 20.3% during the third quarter of 2016 compared to the third quarter of 2015. The net increase is primarily due to a $5.6 million increase in training services for an automotive client related to a new luxury vehicle launch and a $2.7 million net increase in training services for in-dealership and other training programs for automotive customers. These increases were offset by a $3.8 million decline in magazine publications revenue due to a partial shipment of a publication during the third quarter with the remainder to be shipped in the fourth quarter of 2016, whereas the similar publication for 2015 was fully delivered in the third quarter of 2015.

Performance Readiness Solutions revenue increased $0.3 million or 1.6% during the third quarter of 2016 compared to the third quarter of 2015. The net increase is primarily due to a $0.8 million increase in technical training services largely due to a new contract with an aerospace client and a $0.3 million increase in platform adoption training services, offset by a $0.5 million decline in leadership development training and a $0.3 million million decrease due to unfavorable changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2016		2015
		% Revenue		% Revenue
Learning Solutions	$9,796	19.1%	$9,808	18.9%
Professional & Technical Services	3,596	14.3%	5,527	18.2%
Sandy Training & Marketing	3,619	13.6%	2,470	11.2%
Performance Readiness Solutions	2,993	15.9%	2,564	13.8%
	$20,004	16.4%	$20,369	16.6%

Learning Solutions gross profit was $9.8 million or 19.1% of revenue for the third quarter of 2016 compared to gross profit of $9.8 million or 18.9% of revenue for the third quarter of 2015. While gross profit was flat quarter over quarter, there was a $0.4 million increase in gross profit attributable to the Jencal acquisition completed in March 2016, offset by a $0.6 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $3.6 million or 14.3% of revenue for the third quarter of 2016 decreased by $1.9 million or 34.9% when compared to gross profit of $5.5 million or 18.2% of revenue for the third quarter of 2015. The decrease in gross profit is primarily due to the overall revenue decrease and a decline in higher margin revenue streams in this segment, largely due to a decline in training and technical services for oil and gas clients and a decline in engineering and technical services.

Sandy Training & Marketing gross profit of $3.6 million or 13.6% of revenue for the third quarter of 2016 increased by $1.1 million or 46.5% when compared to gross profit of $2.5 million or 11.2% of revenue for the third quarter of 2015 due to the revenue increases noted above. Gross margin increased due to an increase in higher margin revenue streams during the third quarter of 2016 compared to the third quarter of 2015.

Performance Readiness Solutions gross profit of $3.0 million or 15.9% of revenue for the third quarter of 2016 increased by $0.4 million or 16.7% when compared to gross profit of $2.6 million or 13.8% of revenue for the third quarter of 2015. The increase in gross profit is primarily due to a decrease in overhead costs due to cost cutting measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million or 2.1% from $12.3 million for the third quarter of 2015 to $12.0 million for the third quarter of 2016. The decrease in SG&A expenses is due to a $0.3 million decrease in bad debt expense and a $0.2 million decrease in amortization expense due to certain intangible assets related to previously completed acquisitions becoming fully amortized. These decreases were offset by a $0.2 million increase in labor and benefits expense.

Restructuring Charges

During the third quarter of 2015, we incurred restructuring charges of $1.2 million, primarily consisting of severance expense related to a cost savings initiative to better align costs with revenues and improve our operating margins.

Change in Fair Value of Contingent Consideration

We recognized losses on the change in fair value of contingent consideration related to acquisitions of less than $0.1 million in both the third quarters of 2016 and 2015. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended September 30, 2016.

Interest Expense

Interest expense was $0.4 million for the third quarter of 2016 compared to $0.3 million for the third quarter of 2015 and consisted primarily of interest on our short-term borrowings and term loan under the Credit Agreement which is disclosed in more detail in Note 8 to the Condensed Consolidated Financial Statements.

Other Expense

Other expense was less than $0.1 million for the third quarter of 2016 compared to other expense of $0.6 million for the third quarter of 2015, and consists primarily of income from a joint venture offset by foreign currency losses in both periods. During the three months ended September 30, 2016, we had a $0.7 million net decrease in foreign currency losses and a $0.1 million decrease in income from a joint venture compared to the corresponding period in 2015. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

Income Tax Expense

Income tax expense was $2.8 million for the third quarter of 2016 compared to $2.2 million for the third quarter of 2015. The effective income tax rate was 36.9% and 37.2% for the three months ended September 30, 2016 and 2015, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2016 Compared to the Nine Months ended September 30, 2015

Our revenue decreased $0.6 million or 0.2% and our gross profit decreased $1.3 million or 2.2% during the nine months ended September 30, 2016 compared to nine months ended September 30, 2015. The net decrease in revenue is due to a $13.4 million decline in our Professional & Technical Services segment, a $0.5 million decline in our Learning Solutions segment and a $0.5 million decline in our Performance Readiness Solutions segment, partially offset by a $13.8 million revenue increase in our Sandy Training & Marketing segment. Foreign currency exchange rate declines resulted in a total $8.5 million decrease in U.S. dollar reported revenue during the nine months ended September 30, 2016 across all segments. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $0.3 million or 1.2% to $22.0 million for the nine months ended September 30, 2016 compared to $22.2 million for the same period in 2015. The net decrease in operating income was primarily due to a $1.3 million decrease in gross profit and a $0.4 million increase in SG&A expenses, offset by a $1.2 million decline in non-recurring restructuring charges.

For the nine months ended September 30, 2016, we had income before income tax expense of $21.6 million compared to $20.1 million for the nine months ended September 30, 2015. Net income was $13.5 million, or $0.80 per diluted share, for the nine months ended September 30, 2016, compared to net income of $12.5 million, or $0.72 per diluted share, for the nine months ended September 30, 2015. Diluted weighted average shares outstanding were 16.8 million for the nine months ended September 30, 2016 compared to 17.3 million for the nine months ended September 30, 2015. The decrease in shares outstanding is primarily due to the repurchase of shares of our outstanding common stock in the open market during 2015 and 2016.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2016	2015
Learning Solutions	$153,991	$154,463
Professional & Technical Services	76,964	90,317
Sandy Training & Marketing	75,810	62,043
Performance Readiness Solutions	56,511	57,026
	$363,276	$363,849

Learning Solutions revenue decreased $0.5 million or 0.3% during the nine months ended September 30, 2016 compared to the same period in 2015. The revenue decrease is due to the following:

•	A $6.3 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	A $3.3 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016; and

•	A $2.5 million net increase in e-Learning content development and training business process outsourcing (BPO) services.

Professional & Technical Services revenue decreased $13.4 million or 14.8% during the nine months ended September 30, 2016 compared to the same period in 2015. The net decrease in revenue is due to the following:

•	A $6.1 million decrease in training and technical services for oil and gas clients;

•	A $2.1 million net decrease in training and professional services for energy clients;

•	A $2.5 million net decrease in engineering and technical training services;

•	A $1.7 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; and

•	A $1.0 million decrease due to the completion of projects in our alternative fuels business.

Sandy Training & Marketing revenue increased $13.8 million or 22.2% during the nine months ended September 30, 2016 compared to the same period in 2015. The net increase is primarily due to the following:

•	A $5.6 million increase in training services for an automotive client related to a new luxury vehicle launch;

•	A $6.8 million increase in training services for in-dealership and other training programs for automotive customers;

•	A $0.8 million increase in magazine publications revenue due to an increase in the volume of publications delivered; and

•	A $0.6 million increase in glovebox portfolio revenue.
Performance Readiness Solutions revenue decreased $0.5 million or 0.9% during the nine months ended September 30, 2016 compared to the same period in 2015. The net decrease is primarily due to a $1.3 million decline in platform adoption training services, a $0.5 million decrease due to unfavorable changes in foreign currency exchange rates, and a $0.4 million net decline primarily in performance consulting services, partially offset by a $1.7 million increase in technical training services largely due to a new contract with an aerospace client.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2016		2015
		% Revenue		% Revenue
Learning Solutions	$29,072	18.9%	$26,542	17.2%
Professional & Technical Services	11,586	15.1%	17,769	19.7%
Sandy Training & Marketing	9,900	13.1%	7,873	12.7%
Performance Readiness Solutions	7,717	13.7%	7,396	13.0%
	$58,275	16.0%	$59,580	16.4%

Learning Solutions gross profit of $29.1 million or 18.9% of revenue for the nine months ended September 30, 2016 increased by $2.5 million or 9.5% when compared to gross profit of $26.5 million or 17.2% of revenue for the same period in 2015. The increase in gross profit is primarily due to cost reduction initiatives and a one-time cost reduction related to a UK government funded skills training contract during the first quarter of 2016. In addition, there was a $0.8 million increase in gross profit attributable to the Jencal acquisition completed in March 2016, offset by a $1.3 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $11.6 million or 15.1% of revenue for the nine months ended September 30, 2016 decreased by $6.2 million or 34.8% when compared to gross profit of $17.8 million or 19.7% of revenue for the same period in 2015. The decrease in gross profit is primarily due to the overall revenue decrease and a decline in higher margin revenue streams in this segment and a loss in our alternative fuels business during the first nine months of 2016.

Sandy Training and Marketing gross profit of $9.9 million or 13.1% of revenue for the nine months ended September 30, 2016 increased by $2.0 million or 25.7% when compared to gross profit of $7.9 million or 12.7% of revenue for the same period in 2015 due to the revenue increases noted above.

Performance Readiness Solutions gross profit of $7.7 million or 13.7% of revenue for the nine months ended September 30, 2016 increased by $0.3 million or 4.3% when compared to gross profit of $7.4 million or 13.0% of revenue for the same period in 2015. Despite the net decline in revenue, gross profit increased primarily due to a decrease in overhead costs due to cost cutting measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million or 1.1% from $35.9 million for the nine months ended September 30, 2015 to $36.2 million for the same period in 2016. The increase in SG&A expenses is due to a $0.8 million increase in labor and benefits expense and a $0.6 million net increase in various other expenses, partially offset by a $0.6 million decrease in amortization expense due to certain intangible assets related to previously completed acquisitions becoming fully amortized and a $0.4 million decrease in bad debt expense.

Restructuring Charges

During the third quarter of 2015, we incurred restructuring charges of $1.2 million, primarily consisting of severance expense related to a cost savings initiative to better align costs with revenues and improve our operating margins.

Change in Fair Value of Contingent Consideration

We recognized net losses on the change in fair value of contingent consideration related to acquisitions of $0.1 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the nine months ended September 30, 2016.

Interest Expense

Interest expense was consistent at $1.0 million for both the nine-month periods ended September 30, 2016 and 2015 and consisted primarily of interest on our short-term borrowings and term loan under the Credit Agreement which is disclosed in more detail in Note 8 to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Other income was $0.6 million for the nine months ended September 30, 2016 compared to other expense of $1.1 million for the same period in 2015 and consisted primarily of income from a joint venture and foreign currency gains and losses. During the nine months ended September 30, 2016, we had $0.3 million of net foreign currency gains compared to $1.7 million of net foreign currency losses during the same period in 2015. This improvement was partially offset by a $0.2 million decrease in income from a joint venture during the nine months ended September 30, 2016 compared to the corresponding period in 2015. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

 Income Tax Expense

Income tax expense was $8.1 million for the nine months ended September 30, 2016 compared to $7.5 million for the same period in 2015. The effective income tax rate was 37.4% and 37.5% for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $33.8 million at September 30, 2016 compared to $40.3 million at December 31, 2015. As of September 30, 2016 we had $44.8 million of short-term borrowings and $14.4 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($14.7 million of available borrowings as of September 30, 2016) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2016, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $15.6 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2016 and 2015, we repurchased approximately 340,000 and 255,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $6.6 million, respectively. As of September 30, 2016, there was approximately $6.1 million available for future repurchases under the buyback program.

Acquisition-Related Payments

We paid $2.6 million in contingent consideration in June 2016 for the 2014 acquisition of Effective Companies. In addition, we may be required to pay up to an additional $0.4 million of contingent consideration in the fourth quarter of 2016 for the Jencal Training acquisition and up to an additional maximum $10.0 million of contingent consideration for the Maverick acquisition if certain earnings targets are achieved during the two twelve-month periods following completion of the acquisition which is effective October 1, 2016.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% and 18% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 12% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively.

Revenue from the financial services & insurance industry accounted for approximately 21% of our consolidated revenue for both the nine-month periods ended September 30, 2016 and 2015. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $26.5 million, or 19%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2016 or 2015 or consolidated accounts receivable balance as of September 30, 2016.

Cash Flows

Nine Months ended September 30, 2016 Compared to the Nine Months ended September 30, 2015

Our cash and cash equivalents balance decreased $5.3 million from $21.0 million as of December 31, 2015 to $15.7 million as of September 30, 2016. The decrease in cash and cash equivalents during the nine months ended September 30, 2016 resulted from cash provided by operating activities of $11.9 million, cash used in investing activities of $5.4 million, cash used in financing activities of $11.2 million and a negative effect of exchange rates changes on cash of $0.7 million.

Cash provided by operating activities was $11.9 million for the nine months ended September 30, 2016 compared to $9.5 million for the same period in 2015. The increase in cash is primarily due to a net favorable change in working capital balances during the nine months ended September 30, 2016 compared to the same period in 2015 largely due to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash used in investing activities was $5.4 million for the nine months ended September 30, 2016 compared to $1.7 million for the same period in 2015. The increase in cash used is due to $2.2 million of cash, net of cash acquired, used to complete the Jencal Training acquisition in March 2016, $1.6 million of cash used for an investment in a new joint venture during the second quarter of 2016, and $0.5 million of software development costs. These cash uses were offset by a $0.6 million decline in fixed asset additions during the nine months ended September 30, 2016 compared to the same period in 2015.

Cash used in financing activities was $11.2 million for the nine months ended September 30, 2016 compared to $8.7 million for the same period in 2015. The increase in cash used in financing activities is primarily due a $1.4 million increase in share repurchases and a $1.3 million decrease in proceeds from short-term borrowings during the nine months ended September 30, 2016 compared to the same period in 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 2.0 to 1.0. As of September 30, 2016, our fixed coverage charge ratio was 2.0 to 1.0 and our leverage ratio was 1.4 to 1.0, all of which were in compliance with the Credit Agreement.

As of September 30, 2016, our total long-term debt outstanding under the term loan was $14.4 million. In addition, there were $44.8 million of borrowings outstanding and $14.7 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2016, the weighted average interest rate on our borrowings was 2.2%.

Off-Balance Sheet Commitments

As of September 30, 2016, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2016:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2016	—		$—	—	$6,050,000
August 1 - 31, 2016	20,680	(2)	$23.46	—	$6,050,000
September 1 - 30, 2016	1,063	(2)	$24.62	—	$6,050,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the third quarter of 2016.

Item 6.	Exhibits

31.1
Certification of Chief Executive Officer of the Company dated November 1, 2016 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated November 1, 2016 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 1, 2016 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 1, 2016	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

November 1, 2016	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer