Form 10-K
period 2016-12-31
GP STRATEGIES CORP
filed 2017-02-28
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2016 was approximately $270,004,000.
The number of shares outstanding of the registrant’s Common Stock as of February 16, 2017:

Class	Outstanding
Common Stock, par value $.01 per share	16,752,895 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We have global execution capabilities and provide services to a large customer base across a broad range of industries in over 50 countries. We serve leading companies in the automotive, financial services and insurance, steel, oil and gas, power, chemical, electronics and technology, manufacturing, software, retail, healthcare, education and food and beverage industries, as well as government agencies. We have over five decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully aligning their employees, processes and technologies.

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

Operating Segments

As of December 31, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 40 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of exceptional training solutions and have received numerous awards. In 2016, for the thirteenth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing, and

for the ninth consecutive year selected us as one of the Top Sales Training Companies. During 2015, Training Industry, Inc. also selected us as a Top 20 Workforce Development Company, Top 20 Leadership Training Company, Top 20 Content Development Company, Top 20 IT Training Company and a Top 20 Gamification Company. We also won other industry awards including thirteen Brandon Hall Excellence in Learning Awards and Top 500 Design Firm by Engineering News Record.

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

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts.
The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2016:

Fixed fee per transaction	45%
Fixed price	22
Time-and-materials, including fixed rate	30
Cost-reimbursable	3
Total revenue	100%

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

International

We conduct our business globally and outside the United States primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 31% and 30% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively (see Note 12 to the accompanying Consolidated Financial Statements).

Customers

During 2016, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Fiat North America LLC; financial services companies such as HSBC, Bank of America, SunTrust Banks and PNC Bank; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Office of Personnel Management and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Southern Company and MidAmerican Energy; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., General Electric and United Technologies Corporation. During the year ended December 31, 2016, we provided services to 146 customers in the Fortune 500 and 120 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22%, 19% and 14% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 12% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 accounts receivable from a single automotive customer totaled $11.6 million, or 11% of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 21%, 21% and 18% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $25.4 million, or 18%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue in 2016 or consolidated accounts receivable balance as of December 31, 2016.

We believe the nature of our business, which includes established relationships with our clients, average project durations of approximately nine months, as well as many long term contracts with our customers, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 90% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $284.6 million as of December 31, 2016, most of which we anticipate will be recognized as revenue during 2017.

Employees

Our principal resource is our personnel. As of December 31, 2016, we had 3,378 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2016 Training Industry Report, U.S. training expenditures totaled approximately $70 billion in 2016, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $284.6 million and $239.1 million as of December 31, 2016 and 2015, respectively. We anticipate that most of our backlog as of December 31, 2016 will be recognized as revenue during 2017. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

During the years ended December 31, 2016, 2015 and 2014, revenue from our customers in the financial services & insurance sector accounted for approximately 21%, 21% and 18%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, billed and unbilled accounts receivable from this customer totaled $25.4 million, or 18%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2016, 2015 and 2014, revenue from our customers in the automotive industry accounted for approximately 22%, 19% and 14%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 12% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 accounts receivable from a single automotive customer totaled $11.6 million, or 11% of our consolidated accounts receivable balance. Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

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

As of December 31, 2016, we had goodwill of $127.8 million and other intangible assets of $5.8 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2016 and 2015 and there was no indication of impairment.

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

As of December 31, 2016, Sagard beneficially owned 3,639,367 shares or 21.7% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon training and marketing budgets and the existence of projects with training, engineering, procurement, construction or management needs.  Although downturns can impact our entire business, the automotive, financial and insurance, manufacturing, electronics and semiconductors, construction, alternative fuels and energy industries are examples of sectors that are cyclical in nature and have been affected from time to time by fluctuations in either national or worldwide demand for our services.  Industries such as these and many of the others we serve have historically been and might continue to be vulnerable to general downturns and are and might continue to be cyclical in nature.  During economic downturns, our clients might demand better terms.  In addition, many of our training contracts are subject to modification in the event of certain material changes in the business or demand for our services.  Our government clients also might face budget deficits that prohibit them from funding proposed and existing projects.  As a result, our past results have varied considerably and could continue to vary depending upon the demand for future projects in the industries that we serve.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $284.6 million, $239.1 million and $234.1 million as of December 31, 2016, 2015 and 2014, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

We rely on third parties, including subcontractors, suppliers, teaming partners, software vendors and others to deliver the services we must provide to our customers and to operate our business, and disputes with or the failure to perform satisfactorily of such a third party could materially and adversely affect our performance, our ability to obtain future work, and our ability to manage our business effectively.

Many of our contracts involve subcontracts or agreements with other companies upon which we rely to perform a portion of the services or products we must provide to our customers. We also rely on third parties to provide us services and products we use for other functions in the operation of our business. There is a risk that we may have disputes with these third parties, including disputes regarding the quality and timeliness of services or work provided by the third party.  A failure by one or more of third parties on whom we rely to satisfactorily provide, on a timely basis, the agreed upon services or products may materially and adversely impact our ability to perform our obligations to our customer or effectively operate our business. Third party performance deficiencies could expose us to liability and have a material adverse effect on our results of operations.

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

Our information technology systems, including technology systems provided by third parties, are dependent upon global communications providers, web browsers, telephone systems, and other aspects of the Internet infrastructure that have experienced system failures and electrical outages in the past.  Our systems are susceptible to slow access and download times, outages from fire, floods, power loss, telecommunications failures, hacking, and similar events.  Our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering with our computer systems.  The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers, and the ability of our customers to access our information technology systems.  This could result in our loss of customers, loss of revenue or a reduction in demand for our services, or affect the ability to manage our business effectively.

We may experience difficulties implementing our new global enterprise resource planning system.

In the first quarter of 2017, we began the implementation of a new global enterprise resource planning system (ERP), which we expect to be operational January 1, 2018. We believe the new ERP system will provide greater depth and breadth of functionality than our current ERP system, allowing us to more effectively manage business and financial data, human resources functions, supply chain, and other business processes and information that is important to our management team. Implementation of the new ERP system will require significant investment of human and financial resources throughout the year, which may distract from other key initiatives. In implementing the new ERP, we may experience significant delays, increased costs and other difficulties which could negatively affect our business, results of operations and financial condition.

A breach of our security measures (or security measures of third-parties we have engaged) could harm our business, results of operations and financial condition.

Our databases contain our confidential data and confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. We have implemented security measures, both directly and with third-party subcontractors and service providers, with the intent of maintaining the security of any confidential information which has been entrusted to us against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. A party, including our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations.  Many of our contracts require us to comply with specific data security requirements.  If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients or other parties or subject to legal actions for breaching these data security requirements or other contractual confidentiality provisions.  These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients.  We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 31%, 30% and 24% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. We conduct our business globally.  We established over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 31% of our revenue for the year ended December 31, 2016 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 19% of our revenue for the year ended December 31, 2016.  As a result, changes in the exchange rates of foreign currencies to the U.S. Dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 508,000 square feet of primarily office and related space at various locations throughout the United States and Europe and other countries in which we have operations. We occupy approximately 64,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018.

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

	2016
Quarter	High	Low
First	$27.99	$21.76
Second	27.36	20.06
Third	25.50	19.59
Fourth	30.00	23.75

	2015
Quarter	High	Low
First	$37.85	$31.01
Second	37.50	29.73
Third	35.39	22.07
Fourth	28.59	22.57

The number of shareholders of record of our common stock as of February 16, 2017 was 678. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2011 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

         *$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
         Fiscal year ending December 31.

Company / Index	Year ended December 31,
Name	2011	2012	2013	2014	2015	2016
GP Strategies Corp.	$100.00	$153.19	$220.99	$251.71	$186.28	$212.17
NYSE Market Index	100.00	115.99	146.47	156.36	149.97	167.87
Peer Group Index	100.00	68.66	106.75	112.65	95.74	128.32

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2016:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1 - 31, 2016	349 (2)	$24.85	—	$6,050,000
November 1 - 30, 2016	12,094 (2)	$24.75	—	$6,050,000
December 1 - 31, 2016	8,241 (2)	$28.55	—	$6,050,000

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

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and our consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2013 and 2012 and our consolidated balance sheet data as of December 31, 2014, 2013, and 2012 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Revenue	$490,559	$490,280	$501,867	$436,689	$401,572
Gross profit	80,157	81,992	89,575	76,265	71,971
Interest expense	1,568	1,381	833	366	269
Income before income taxes	30,034	29,623	42,823	38,488	35,802
Net income	20,247	18,789	27,098	23,756	22,688
Diluted earnings per share	1.21	1.09	1.43	1.23	1.18

	December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Cash	$16,346	$21,030	$14,541	$5,647	$7,761
Short-term borrowings	17,694	34,084	20,799	407	—
Working capital	59,859	40,322	43,537	58,730	49,146
Total assets	315,601	302,969	305,452	280,156	244,434
Long-term debt, including current maturities	40,000	24,444	37,777	—	—
Stockholders’ equity	167,496	158,344	151,725	193,027	167,337

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016 which are located in Item 8 of this report.

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

As of December 31, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 40 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

Significant Events

Acquisitions

Below is a summary of the acquisitions we completed during 2016 and 2014 (we did not complete any acquisitions in 2015). See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.5 million in cash. In addition, we paid an additional $0.2 million of deferred consideration in the fourth quarter of 2016. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The acquired Maverick Solutions business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Effective Companies
On April 1, 2014, we completed the acquisition of Effective People and Effective Learning (the "Effective Companies"), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $5.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $2.6 million in 2015 with respect to the first twelve-month period following completion of the acquisition and $2.6 million in 2016 for the second twelve-month period following completion of the acquisition. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2016, 2015 and 2014, we repurchased approximately 340,000, 477,000 and 147,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million, $12.3 million and $3.7 million, respectively. As of December 31, 2016, there was approximately $6.1 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

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

Results of Operations

Operating Highlights

Year ended December 31, 2016 compared to the year ended December 31, 2015
During the year ended December 31, 2016, our revenue increased $0.3 million, or 0.1%, to $490.6 million compared to $490.3 million for the year ended December 31, 2015. While revenue was largely flat in total, the slight increase in revenue was comprised of a $2.0 million increase in our Learning Solutions segment, a $14.2 million increase in our Sandy Training & Marketing segment and a $1.3 million increase in our Performance Readiness Solutions segment offset by a $17.2 million decline in our Professional & Technical Services segment. Foreign currency exchange rate declines resulted in a total $14.0 million decrease in U.S. dollar reported revenue during 2016 across all segments. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $0.9 million or 2.8% during the year ended December 31, 2016. The net decrease in operating income was primarily due to a $1.8 million, or 2.2%, decrease in gross profit and a $0.8 million, or 1.8%, increase in selling, general & administrative expenses, offset by restructuring charges of $1.6 million incurred during the year ended December 31, 2015 that did not recur in 2016.

For the year ended December 31, 2016, we had income before income taxes of $30.0 million compared to $29.6 million for the year ended December 31, 2015. Net income was $20.2 million, or $1.21 per diluted share, for the year ended December 31, 2016 compared to $18.8 million, or $1.09 per diluted share, for 2015. Diluted weighted average shares outstanding were 16.8 million for the year ended December 31, 2016 compared to 17.3 million for the year ended December 31, 2015. The decrease in shares outstanding is primarily due to the repurchase of shares under our buyback program in 2016.

Revenue

	Years ended December 31,
	2016	2015
	(Dollars in thousands)
Learning Solutions	$208,998	$207,039
Professional & Technical Services	101,907	119,092
Sandy Training & Marketing	101,768	87,567
Performance Readiness Solutions	77,886	76,582
	$490,559	$490,280

Learning Solutions revenue increased $2.0 million or 0.9% during the year ended December 31, 2016 compared to 2015. The increase in revenue is due to the following:

•	A $7.7 million net increase in e-Learning content development and training business process outsourcing (BPO) services; and

•	A $4.6 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016; partially offset by

•	A $10.3 million decrease in revenue due to unfavorable changes in exchange rates.

Professional & Technical Services revenue decreased $17.2 million or 14.4% during the year ended December 31, 2016 compared to 2015. The decrease in revenue is due to the following:

•	A $7.8 million decrease in training and technical services for oil and gas clients primarily due to project completions and reductions in the volume of spend by certain existing clients;

•	A $4.2 million net decrease in training and professional services for energy clients primarily due to project completions;

•	A $2.5 million net decrease in engineering and technical training services primarily due to project completions and reductions in the volume of spend by certain existing clients; and

•	A $2.7 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Sandy Training & Marketing revenue increased $14.2 million or 16.2% during the year ended December 31, 2016 compared to 2015. The net increase is primarily due to the following:

•	A $9.6 million increase in training services for in-dealership and other training programs for automotive customers;

•	A $5.9 million increase in training services for an automotive client related to a luxury vehicle launch; and

•	A $0.7 million increase in glovebox portfolio revenue, partially offset by

•	A $2.0 million decrease in magazine publications revenue due to a reduction in the volume of publications shipped.

Performance Readiness Solutions revenue increased $1.3 million or 1.7% during the year ended December 31, 2016 compared to 2015. The net increase is primarily due to the following:

•	A $2.0 million revenue increase attributable to the Maverick acquisition completed on October 1, 2016; and

•	A $1.9 million increase in technical training services largely due to a new contract with an aerospace client; partially offset by

•	A $1.1 million decrease in platform adoption training services;

•	A $0.5 million decrease primarily in leadership development services; and

•	A $1.0 million decrease due to unfavorable changes in foreign currency exchange rates.

Gross profit

	Years ended December 31,
	2016		2015
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$38,954	18.6%	$36,223	17.5%
Professional & Technical Services	15,803	15.5%	23,621	19.8%
Sandy Training & Marketing	14,181	13.9%	11,321	12.9%
Performance Readiness Solutions	11,219	14.4%	10,827	14.1%
	$80,157	16.3%	$81,992	16.7%

Learning Solutions gross profit of $39.0 million or 18.6% of revenue for the year ended December 31, 2016 increased by $2.7 million or 7.5% when compared to gross profit of $36.2 million or 17.5% of revenue for the year ended December 31, 2015. The increase in gross profit is primarily due to cost reduction initiatives. In addition, there was a $1.1 million increase in gross profit attributable to the Jencal acquisition completed in March 2016, offset by a $2.0 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $15.8 million or 15.5% of revenue for the year ended December 31, 2016 decreased by $7.8 million or 33.1% when compared to gross profit of approximately $23.6 million or 19.8% of revenue for the year ended December 31, 2015. The decrease in gross profit is primarily due to the overall revenue decrease and a decline in higher margin revenue streams in this segment and a loss in our alternative fuels business during 2016.

Sandy Training & Marketing gross profit of $14.2 million or 13.9% of revenue for the year ended December 31, 2016 increased by $2.9 million or 25.3% when compared to gross profit of $11.3 million or 12.9% for the year ended December 31, 2015. The increase in gross profit is primarily due to the revenue increases noted above.

Performance Readiness Solutions gross profit of $11.2 million or 14.4% of revenue for the year ended December 31, 2016 increased by $0.4 million or 3.6% when compared to gross profit of $10.8 million or 14.1% of revenue for the year ended December 31, 2015. The increase in gross profit is primarily due to the Maverick acquisition in October 2016 which contributed $0.3 million of gross profit in 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.8 million or 1.8% from $47.7 million for the year ended December 31, 2015 to $48.6 million for the year ended December 31, 2016. The increase in SG&A expenses is due to a $1.1 million increase in labor and benefits expense and a $0.7 million increase in legal expenses related to acquisition activity, partially offset by a $0.6 million decrease in amortization expense due to certain intangible assets related to previously completed acquisitions becoming fully amortized and a $0.4 million decrease in other miscellaneous expenses largely due to a reduction in bad debt expense. We expect SG&A expenses to increase in 2017 compared to 2016 as we are implementing a new ERP system which we anticipate will go live in 2018. At this time, we cannot quantify the implementation costs that will result in an increase to SG&A expenses but will provide an update at a future date.

Gain (loss) on change in fair value of contingent consideration, net

During the years ended December 31, 2016 and 2015, we recognized net losses of $0.1 million and $0.4 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2016.

Interest expense

Interest expense increased $0.2 million from $1.4 million for the year ended December 31, 2015 to $1.6 million for the year ended December 31, 2016. The increase in interest expense is due to the increase in borrowings under our Credit Agreement during 2016.

Other income (expense)

Other income was $0.2 million compared to other expense of $1.3 million for the years ended December 31, 2016 and 2015, respectively, and consisted primarily of foreign currency losses offset by income from a joint venture and interest income in both years. During the years ended December 31, 2016 and and 2015, we had foreign currency losses of $0.2 million and $2.0 million, respectively. The foreign currency losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.This improvement in other income was partially offset by a $0.3 million decrease in income from a joint venture during the year ended December 31, 2016 compared to 2015.

Income taxes

Income tax expense was $9.8 million for the year ended December 31, 2016 compared to $10.8 million for the year ended December 31, 2015. Our effective income tax rate was 32.6% and 36.6% for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective income tax rate in 2016 compared to 2015 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

As of December 31, 2016, we had approximately $42.1 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions. Determination of the deferred income tax liability on undistributed earnings is not practicable due the complexities associated with calculating a liability which is dependent on future circumstances existing if and when a distribution occurs.

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

Gain (loss) on change in fair value of contingent consideration, net

During the years ended December 31, 2015 and 2014, we recognized a net loss of $0.4 million and a net gain of $1.4 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2015.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2016, our working capital increased $19.5 million from $40.3 million at December 31, 2015 to $59.9 million at December 31, 2016. The increase in working capital is primarily due to a reduction in short-term borrowings as we entered into a new Credit Agreement in December 2016 which is discussed in more detail in the Debt section below. We believe that cash generated from operations and borrowings available under our Credit Agreement ($76.6 million of available borrowings as of December 31, 2016) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2016, the amount of cash held outside of the U.S. by foreign subsidiaries was $16.3 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. if we repatriated these funds.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2016, 2015 and 2014, we repurchased approximately 340,000, 477,000 and 147,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million, $12.3 million and $3.7 million, respectively. As of December 31, 2016, there was approximately $6.1 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Acquisition-Related Payments

During the year ended December 31, 2016, we used $2.8 million of cash for contingent consideration payments related to previously completed acquisitions. In addition, we may be required to pay up to $10.0 million in 2017 and 2018 for contingent consideration payments for Maverick acquisition completed in October 2016. Also, in connection with the McKinney Rogers acquisition completed on February 1, 2017, we may be required to pay contingent consideration of up to $6 million in 2017 and up to $4 million subsequent to each of the three twelve-month periods following the acquisition date. As of December 31, 2016, we had accrued contingent consideration of $5.3 million included on our consolidated balance sheet.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22%, 19% and 14% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 12% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 accounts receivable from a single automotive customer totaled $11.6 million, or 11% of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 21%, 21% and 18% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $25.4 million, or 18%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue in 2016 or consolidated accounts receivable balance as of December 31, 2016.

Cash Flows

Year ended December 31, 2016 compared to the year ended December 31, 2015

Our cash balance decreased $4.7 million from $21.0 million as of December 31, 2015 to $16.3 million as of December 31, 2016. The decrease in cash during the year ended December 31, 2016 resulted from cash provided by operating activities of $18.1 million, cash used in investing activities of $10.7 million, cash used in financing activities of $10.8 million and a $1.3 million negative effect due to exchange rate changes on cash.

Cash provided by operating activities was $18.1 million for the year ended December 31, 2016 compared to $25.6 million in 2015.  The decrease in cash provided by operating activities is primarily due to unfavorable changes in working capital accounts largely due to an increase in accounts receivable during 2016.

Cash used in investing activities was $10.7 million for the year ended December 31, 2016 compared to $2.2 million in 2015. The increase in cash used is due to $6.8 million of cash used to complete acquisitions in 2016, $1.6 million of cash used for an investment in a new joint venture in 2016, and $0.9 million of software development costs. These cash uses were offset by a $1.0 million decline in fixed asset additions during the year ended December 31, 2016 compared to 2015.

Cash used in financing activities was $10.8 million for the year ended December 31, 2016 compared to $15.5 million in 2015. The decrease in cash used in financing activities was primarily due to a $2.8 million decrease in cash used for open market share repurchases and a $2.5 million increase in cash from the change in negative cash book balances in 2016 compared to 2015. In addition, we had a $40.0 million increase in cash from a new term loan in December 2016, offset by $24.4 million of repayments on the existing term loan and net repayments of $16.1 million on our short-term borrowings under our revolving credit facility during 2016.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Our cash balance increased $6.5 million from $14.5 million as of December 31, 2014 to $21.0 million as of December 31, 2015. The increase in cash during the year ended December 31, 2015 resulted from cash provided by operating activities of $25.6 million, cash used in investing activities of $2.2 million, cash used in financing activities of $15.5 million and a $1.4 million negative effect due to exchange rate changes on cash.

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

Debt

On December 15, 2016, we entered into a Fifth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a new revolving credit facility up to a maximum principal amount of $100 million, expiring on December 31, 2021 and for a term loan in the principal amount of $40 million maturing on April 30, 2020. The Credit Agreement is secured by substantially all of our assets. The new term loan was used to refinance the $11.1 million remaining balance of the existing term loan and $28.9 million of borrowings outstanding under the existing revolving credit facility on December 15, 2016.

The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one-month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments in the principal amount of $1.0 million each plus applicable interest, beginning on January 1, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of December 31, 2016, our fixed coverage charge ratio was 1.8 to 1.0 and our leverage ratio was 1.4 to 1.0, each of which was in compliance with the Credit Agreement. As of December 31, 2016, our total long-term debt outstanding under the term loan was $40.0 million. In addition, we had $17.7 million of borrowings outstanding and $76.6 million of available borrowings under the revolving credit facility as of December 31, 2016. For the years ended December 31, 2016 and 2015, the weighted average interest rate on our borrowings was 2.2% and 2.0%, respectively.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2016 (in thousands):

	Payments due in
	2017	2018-2019	2020-2021	After 2022	Total
Long-term debt, including current portion	$12,000	$24,000	$4,000	$—	$40,000
Interest on long-term debt (1)	888	778	13	—	1,679
Facility lease commitments	7,546	9,930	6,364	9,831	33,671
Other operating lease commitments	721	312	5	—	1,038
Purchase commitments (2)	5,697	7,560	6,110	—	19,367
Total	$26,852	$42,580	$16,492	$9,831	$95,755

(1)
Interest on long-term debt is calculated using the weighted-average interest rate in effect as of December 31, 2016 for all future periods. Interest incurred on borrowings under our revolving credit facility vary based on relative borrowing levels and variable interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility.

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

Off-Balance Sheet Commitments

As of December 31, 2016, we had ten outstanding letters of credit totaling $5.7 million, which expire in 2017 through 2022. In addition, we have two outstanding performance bonds totaling $8.2 million for contracts to be completed in 2017. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of October 1st and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Our reporting units each represent separate reportable segments.

Our goodwill balances as of December 31, 2016 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions	$49,079
Professional & Technical Services	42,364
Sandy Training & Marketing	653
Performance Readiness Solutions	35,676
$127,772

Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment test as of October 1, 2016, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of October 1, 2015, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

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

Valuation of Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities using an appropriate valuation methodology, typically either an income-based approach or a simulation model, such as the Monte Carlo model, depending on the structure of the contingent consideration arrangement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation are revalued to estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

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

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, we believe it is more likely than not that we will realize the benefits of our deferred tax assets, net of the valuation allowance. The valuation allowance primarily relates to both foreign and domestic net operating loss carryforwards for which we do not believe the benefits may be realized.

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

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt obligations. Borrowings under our Credit Agreement bear interest based on a variable rate. The maximum interest rate on our borrowings under the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. As such, we are exposed to interest rate risk relating to the fluctuations in the LIBOR rate. The interest rate risk associated with our borrowings is not material in relation to our consolidated financial position, results of operations or cash flows. We have not historically used any interest rate hedging programs to mitigate the effect of interest rate fluctuations, but we entered into an interest rate swap agreement in February 2017 for our $40 million term loan and plan to evaluate other interest rate hedging instruments in 2017 for our revolving credit facility to mitigate the effect of future interest rate increases. We estimate that the fair value of our borrowings under the Credit Agreement approximates its carrying value as of December 31, 2016 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.2 million, $2.0 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2017

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015
(In thousands, except shares and par value per share)

	2016	2015
Assets
Current assets:
Cash	$16,346	$21,030
Accounts and other receivables, less allowance for doubtful accounts of $1,091 in 2016 and $1,856 in 2015	105,549	90,912
Costs and estimated earnings in excess of billings on uncompleted contracts	39,318	46,061
Prepaid expenses and other current assets	11,481	9,173
Total current assets	172,694	167,176
Property, plant and equipment, net	4,547	6,245
Goodwill	127,772	121,975
Intangible assets, net	5,825	6,221
Deferred tax assets	1,058	619
Other assets, net	3,705	733
	$315,601	$302,969
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$17,694	$34,084
Current portion of long-term debt	12,000	13,333
Accounts payable and accrued expenses	64,596	61,071
Billings in excess of costs and estimated earnings on uncompleted contracts	18,545	18,366
Total current liabilities	112,835	126,854
Long-term debt	28,000	11,111
Deferred tax liabilities	3,124	4,225
Other noncurrent liabilities	4,146	2,435
Total liabilities	148,105	144,625

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,222,781 shares in 2016 and 2015	172	172
Additional paid-in capital	106,569	105,872
Retained earnings	93,845	73,598
Treasury stock, at cost (482,194 shares in 2016 and 336,593 shares in 2015)	(11,628)	(8,497)
Accumulated other comprehensive loss	(21,462)	(12,801)
Total stockholders’ equity	167,496	158,344
	$315,601	$302,969

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
Revenue	$490,559	$490,280	$501,867
Cost of revenue	410,402	408,288	412,292
Gross profit	80,157	81,992	89,575
Selling, general and administrative expenses	48,597	47,748	47,108
Restructuring charges	—	1,551	—
Gain (loss) on change in fair value of contingent consideration, net	(136)	(371)	1,392
Operating income	31,424	32,322	43,859
Interest expense	1,568	1,381	833
Other income (expense) (including interest income of $94 in 2016, $149 in 2015 and $112 in 2014)	178	(1,318)	(203)
Income before income taxes	30,034	29,623	42,823
Income tax expense	9,787	10,834	15,725
Net income	$20,247	$18,789	$27,098

Basic weighted average shares outstanding	16,696	17,110	18,641
Diluted weighted average shares outstanding	16,791	17,264	18,887

Per common share data:
Basic earnings per share	$1.21	$1.10	$1.45
Diluted earnings per share	$1.21	$1.09	$1.43

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net income	$20,247	$18,789	$27,098
Foreign currency translation adjustments	(8,661)	(5,404)	(5,783)
Comprehensive income	$11,586	$13,385	$21,315

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2016, 2015 and 2014
(In thousands, except for par value per share)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027

Net income	—	—	27,098	—	—	27,098
Foreign currency translation adjustments	—	—	—	—	(5,783)	(5,783)
Repurchases of common stock in the open market	(21)	(62,927)	—	(3,692)	—	(66,640)
Stock-based compensation expense	—	2,128	—	—	—	2,128
Income tax benefit from stock-based compensation	—	2,506	—	—	—	2,506
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(3,407)	—	—	—	(3,407)
Issuance of stock for employer contributions to retirement plan	—	616	—	1,853	—	2,469
Net issuances of stock pursuant to stock compensation plans and other		(2,301)	—	2,628	—	327
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725

Net income	—	—	18,789	—	—	18,789
Foreign currency translation adjustments	—	—	—	—	(5,404)	(5,404)
Repurchases of common stock in the open market	—	—	—	(12,347)	—	(12,347)
Stock-based compensation expense	—	3,050	—	—	—	3,050
Income tax benefit from stock-based compensation	—	835	—	—	—	835
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,451)	—	—	—	(1,451)
Issuance of stock for employer contributions to retirement plan	1	681	—	2,029	—	2,711
Net issuances of stock pursuant to stock compensation plans and other	—	(1,766)	—	2,202	—	436
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344

Net income	—	—	20,247	—	—	20,247
Foreign currency translation adjustments	—	—	—	—	(8,661)	(8,661)
Repurchases of common stock, including fees and expenses	—	—	—	(7,959)	—	(7,959)
Stock-based compensation expense	—	3,229	—	—	—	3,229
Income tax benefit from stock-based compensation	—	137	—	—	—	137
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(771)	—	—	—	(771)
Issuance of stock for employer contributions to retirement plan	—	(34)	—	2,742	—	2,708
Net issuances of stock pursuant to stock compensation plans and other	—	(1,864)	—	2,086	—	222
Balance at December 31, 2016	$172	$106,569	$93,845	$(11,628)	$(21,462)	$167,496

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	20,247	$18,789	$27,098
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	136	371	(1,392)
Depreciation and amortization	6,462	7,865	9,758
Non-cash compensation expense	6,015	6,059	4,823
Deferred income taxes	(1,761)	(1,096)	(113)
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(17,965)	6,497	(6,024)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,234	(16,942)	(8,291)
Prepaid expenses and other current assets	(2,490)	5,111	(1,967)
Accounts payable and accrued expenses	3,732	3,856	8,794
Billings in excess of costs and estimated earnings on uncompleted contracts	383	(4,663)	1,416
Income tax benefit from stock-based compensation	(137)	(835)	(2,506)
Contingent consideration payments in excess of fair value on acquisition date	(539)	(325)	(1,043)
Other	(240)	867	445
Net cash provided by operating activities	18,077	25,554	30,998

Cash flows from investing activities:
Additions to property, plant and equipment	(1,402)	(2,357)	(2,757)
Acquisitions, net of cash acquired	(6,801)	—	(8,670)
Investment in joint venture	(1,600)	—	—
Capitalized software development costs	(933)	—	—
Other investing activities	14	186	246
Net cash used in investing activities	(10,722)	(2,171)	(11,181)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	(16,127)	13,285	20,392
Proceeds from long-term debt	40,000	—	40,000
Repayment of long-term debt	(24,444)	(13,333)	(2,223)
Contingent consideration payments	(2,244)	(2,284)	(977)
Change in negative cash book balance	1,366	(1,143)	(440)
Repurchases of common stock	(8,747)	(11,559)	(66,640)
Income tax benefit from stock-based compensation	137	835	2,506
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(771)	(1,451)	(3,407)
Proceeds from issuance of common stock	145	148	102
Other financing activities	(97)	(10)	(5)
Net cash used in financing activities	(10,782)	(15,512)	(10,692)

	2016	2015	2014

Effect of exchange rate changes on cash	(1,257)	(1,382)	(231)
Net change in cash	(4,684)	6,489	8,894
Cash at beginning of year	21,030	14,541	5,647
Cash at end of year	$16,346	$21,030	$14,541

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,523	$1,383	$583
Income taxes	$10,604	$8,273	$17,439

Non-cash financing activities:
Accrued share repurchases	$—	$788	$—
Accrued contingent consideration	$5,166	$—	$5,345

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22%, 19% and 14% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 12% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 accounts receivable from a single automotive customer totaled $11.6 million, or 11%, of our consolidated accounts receivable balance.

Revenue from the financial services and insurance industry accounted for approximately 21%, 21% and 18% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% and 14% of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, billed and unbilled accounts receivable from a single financial services customer totaled $25.4 million, or 18%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2016 or consolidated accounts receivable balance as of December 31, 2016.

Cash

We maintain our cash balances in bank accounts at various financial institutions. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $5.0 million and $3.7 million as of December 31, 2016 and 2015, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$1,856	$1,947	$1,405
Additions	368	17	670
Deductions	(1,133)	(108)	(128)
Ending balance	$1,091	$1,856	$1,947

Foreign Currency Translation

The functional currencies of our international operations are the respective local currencies of the countries in which we operate. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.2 million, $2.0 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Goodwill and Intangible Assets

Our intangible assets include amounts recognized in connection with acquisitions, including customer relationships, tradenames, technology and intellectual property. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We review our goodwill for impairment annually as of October 1 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level.

Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment test as of October 1, 2016, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of October 1, 2015, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities using an appropriate valuation methodology, typically either an income-based approach or a simulation model, such as the Monte Carlo model, depending on the structure of the contingent consideration arrangement. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

Other Assets

Other assets primarily include an investment in a joint venture and certain software development costs. We account for a 10% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights. We capitalize the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software. These costs consist of payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, typically three to five years.

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

Our dilutive common stock equivalent shares consist of stock options and restricted stock units outstanding under our stock-based incentive plans and are computed under the treasury stock method, using the average market price during the period. Performance-based restricted stock unit awards are included in the computation of diluted shares based on the probable outcome of the underlying performance conditions being achieved. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the weighted average dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Non-dilutive instruments	45	15	—
Dilutive common stock equivalents	95	154	246

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 10, we grant stock options, restricted stock units, performance-based stock units (PSU's) and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We apply a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revise that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change.  We do not capitalize any material portion of our stock-based compensation.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

The carrying value of financial instruments including cash, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2016 as it bears interest at variable rates. Our fair value measurements relate to goodwill, intangible assets and contingent consideration recognized in connection with acquisitions and are valued using Level 3 inputs.

Leases

We lease various office space, machinery and equipment under noncancelable operating leases which have minimum lease obligations.  Many of the leases contain provisions for rent escalations based primarily on increases in real estate taxes and operating costs incurred by the lessor.  Rent expense is recognized in the statements of operations as incurred except for escalating rents, which are expensed on a straight-line basis over the terms of the leases.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Accounting Standards Issued

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this ASU to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either a full retrospective or a modified retrospective adoption method. We plan to adopt the standard effective January 1, 2018 and we currently anticipate using the full retrospective method. Based on our assessment to date, we believe the new standard could result in a change in revenue recognition on certain fixed price projects from a proportional performance method, where revenue is currently recognized over contract performance, to a completed contract method, where revenue would be recognized upon completion of our performance obligations. This change could result in a shift in the timing of revenue recognition, causing quarter to quarter revenue fluctuations. We are continuing to evaluate ASU 2014-09 and the impact of its adoption on our consolidated financial statements and plan to provide additional information at a future date.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We believe adoption of this standard will have a significant impact on our consolidated balance sheets because we will need to recognize substantially all of our operating leases as right-of-use assets and lease liabilities on our balance sheet. Although we have not completed our assessment, we do not expect the adoption of ASU 2016-02 to materially change the recognition and measurement of lease expense within the consolidated statements of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements. Under ASU 2016-09, companies will no longer record excess tax benefits and tax deficiencies to additional paid-in capital (APIC) on the settlement of awards. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and APIC pools will be eliminated. ASU 2016-09 also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as is currently required. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption is permitted. We adopted ASU 2016-09 on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements. However, it could result in volatility in income tax expense in future periods as a result of the change in accounting for excess tax benefits on the settlement of awards.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(2)	Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.5 million in cash. In addition, we paid an additional $0.2 million of deferred consideration in the fourth quarter of 2016. The purchase price allocation for the acquisition primarily includes $1.4 million of customer-related intangible assets which are being amortized over four years from the acquisition date and $1.8 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Maverick Solutions business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016.The pro-forma impact of the acquisition is not material to our results of operations.

The following table summarizes the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$4,639
Fair value of contingent consideration	5,166
Total purchase price	$9,805
		Amortization
Purchase price allocation:		Period
Fixed assets	$63
Customer-related intangible assets	1,219	4 years
Marketing-related intangible assets (tradename)	124	2 years
Technology-related intangible assets	649	3 years
Goodwill	8,111
Total assets	10,166

Accrued expenses	38
Billings in excess of costs and estimated earnings on uncompleted contracts	323
Total liabilities	361

Net assets acquired	$9,805

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Effective Companies
On April 1, 2014, we completed the acquisition of Effective People and Effective Learning (the "Effective Companies"), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $5.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $2.6 million in 2015 with respect to the first twelve-month period following completion of the acquisition and $2.6 million in 2016 for the second twelve-month period following completion of the acquisition.

We recorded intangible assets as a result of the acquisition in the amount of $1.6 million which are being amortized over four years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Effective Companies business is included in our Danish subsidiary within the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since April 1, 2014. The pro-forma impact of the acquisition is not material to our results of operations. Its functional currency is the Danish Kroner. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The following table summarizes the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$9,004
Fair value of contingent consideration	5,345
Total purchase price	$14,349

Purchase price allocation:
Cash	$334
Accounts receivable	1,378
Prepaid expenses and other assets	496
Property, plant and equipment	80
Amortizable intangible assets	1,613
Goodwill	12,556
Total assets	16,457

Accounts payable and accrued expenses	582
Billings in excess of costs and estimated earnings on uncompleted contracts	940
Deferred tax liability	586
Total liabilities	2,108

Net assets acquired	$14,349

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Contingent Consideration

Contingent consideration is recognized at fair value on the acquisition date and is re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities using an appropriate valuation methodology, typically either an income-based approach or a simulation model, such as the Monte Carlo model, depending on the structure of the contingent consideration arrangement. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2015 to December 31, 2016 for each acquisition (dollars in thousands):

	Liability as of	2016 Additions	Change in Fair Value of Contingent	Foreign Currency	2016 Payments	Liability as of
Acquisition:	Dec. 31, 2015		Consideration	Translation		Dec. 31, 2016
Jencal Training	$—	294	(115)	(21)	(158)	$—
Maverick	—	5,166	92	—	—	5,258
Effective Companies	2,381	—	159	85	(2,625)	—
	$2,381	$5,460	$136	$64	(2,783)	$5,258

As of December 31, 2016 and 2015, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheets totaled $3.6 million and $2.4 million, respectively. As of December 31, 2016, we also had accrued contingent consideration totaling $1.7 million, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(3)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2016 and 2015 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness
	Solutions	Services	Marketing	Solutions	Total
Net book value at
January 1, 2015
Goodwill	$55,173	$51,973	$6,161	$27,867	$141,174
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	53,094	44,143	653	27,867	125,757
2015 Activity:
Foreign currency translation	(3,272)	(441)	—	(69)	(3,782)
Net book value at
December 31, 2015
Goodwill	51,901	51,532	6,161	27,798	137,392
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	49,822	43,702	653	27,798	121,975
2016 Activity:
Acquisitions	1,828	—	—	8,111	9,939
Foreign currency translation	(2,571)	(1,338)	—	(233)	(4,142)
Net book value at
December 31, 2016
Goodwill	51,158	50,194	6,161	35,676	143,189
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	$49,079	$42,364	$653	$35,676	$127,772

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$14,595	$(9,855)	$4,740
Intellectual property and other	2,311	(1,226)	1,085
	$16,906	$(11,081)	$5,825

December 31, 2015
Customer relationships	$19,351	$(13,822)	$5,529
Intellectual property and other	1,772	(1,080)	692
	$21,123	$(14,902)	$6,221

Amortization expense for intangible assets was $3.5 million, $4.1 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2016 is as follows (in thousands):

Fiscal year ending:
2017	$2,910
2018	1,748
2019	871
2020	296
Total	$5,825

As of December 31, 2016, our intangible assets with definite lives had a weighted average remaining useful life of 2.4 years. We have no amortizable intangible assets with indefinite useful lives.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Machinery, equipment and vehicles	$14,810	$15,214
Furniture and fixtures	3,118	3,254
Leasehold improvements	1,823	1,798
Buildings	302	363
	20,053	20,629
Accumulated depreciation and amortization	(15,506)	(14,384)
	$4,547	$6,245

Depreciation expense was $2.9 million, $3.5 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(5)	Debt

On December 15, 2016, we entered into a Fifth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a new revolving credit facility up to a maximum principal amount of $100 million, expiring on December 31, 2021 and for a term loan in the maximum principal amount of $40 million maturing on April 30, 2020. The Credit Agreement is secured by substantially all of our assets. The new term loan was used to refinance the $11.1 million remaining balance of the existing term loan and $28.9 million of borrowings outstanding under the existing revolving credit facility as of December 15, 2016.

The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one-month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments of principal in the amount of $1.0 million each plus applicable interest, beginning on January 1, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with each of these financial covenants under the Credit Agreement as of December 31, 2016. As of December 31, 2016, our total long-term debt outstanding under the term loan was $40.0 million. In addition, there were $17.7 million of borrowings outstanding and $76.6 million of available borrowings under the revolving credit facility as of December 31, 2016. For the years ended December 31, 2016 and 2015, the weighted average interest rate on our borrowings was 2.2% and 2.0%, respectively. As of December 31, 2016, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates.

As of December 31, 2016, our future minimum payments of long-term debt are as follows (in thousands):

Fiscal year ending:
2017	$12,000
2018	12,000
2019	12,000
2020	4,000
Total	$40,000

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Trade accounts payable	$14,534	$13,981
Accrued salaries, vacation and benefits	18,049	17,888
Other accrued expenses	23,379	23,143
Accrued contingent consideration	3,590	2,381
Negative cash book balance	5,044	3,678
	$64,596	$61,071

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(7)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees in the United States. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2016, 2015 and 2014, we contributed 111,326, 91,301, and 90,876 shares, respectively, of our common stock directly to the Plan with a value of approximately $2.7 million, $2.7 million and $2.5 million, respectively, which is recognized as compensation expense in the consolidated statements of operations for matching contributions to the Plan.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. We contributed to these plans $2.2 million, $2.4 million and $1.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(8)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Income before income taxes:
Domestic	$13,988	$18,656	$38,359
Foreign	16,046	10,967	4,464
Total income before income taxes	$30,034	$29,623	$42,823

Income tax expense (benefit):
Current:
Federal	$5,511	$6,802	$11,799
State and local	1,152	1,418	2,600
Foreign	4,885	3,710	1,439
Total current	11,548	11,930	15,838
Deferred:
Federal	(1,039)	(198)	(9)
State and local	56	23	(23)
Foreign	(778)	(921)	(81)
Total deferred	(1,761)	(1,096)	(113)
Total income tax expense	$9,787	$10,834	$15,725

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	2.4	3.2	4.3
Domestic production deduction	(0.6)	(0.6)	(3.7)
Foreign tax rate differential	(5.8)	(4.3)	(0.2)
Permanent differences	4.8	2.1	2.0
Other	(3.2)	1.2	(0.7)
Effective tax rate	32.6%	36.6%	36.7%

The decrease in the effective income tax rate in 2016 compared to 2015 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions.

Uncertain Tax Positions

As of December 31, 2016 and 2015, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2013 through 2015 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$357	$692
Accrued liabilities and other	3,156	2,807
Stock-based compensation expense	910	569
Net federal, state and foreign operating loss carryforwards	1,292	1,039
Foreign tax credit carryforwards	1,207	—
Deferred tax assets	6,922	5,107
Valuation allowance on deferred tax assets	(1,320)	(1,194)
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	7,668	7,519
Net deferred tax liabilities	$(2,066)	$(3,606)

As of December 31, 2016, we had foreign net operating loss carryforwards of $6.1 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2018. In addition, as of December 31, 2016, we have foreign tax credit carryforwards of $1.2 million which are available to offset future federal taxable income. If not used, these credits will begin to expire in 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $1.3 million and $1.2 million as of the years ended December 31, 2016 and 2015, respectively, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

Foreign Income

As of December 31, 2016, we had approximately $42.1 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions. Determination of the deferred income tax liability on undistributed earnings is not practicable due the complexities associated with calculating a liability which is dependent on future circumstances existing if and when a distribution occurs.

(9) Restructuring

During the third quarter of 2015, we implemented a cost savings initiative to better align costs with revenues and improve our operating margins. The initiatives included a workforce reduction, lease exit costs and other general expense controls. We recorded severance expense of $1.4 million for the year ended December 31, 2015 which is included in Restructuring charges on the consolidated statements of operations. We also incurred an immaterial amount of lease termination costs in 2015.

(10)	Stock-Based Compensation

Our shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”) at our Annual Meeting of Shareholders in December 2011. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”).  No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled.  Under the 2011 Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2016, there were 729,095 shares available for issuance of future grants of awards under the 2011 Plan. As of December 31, 2016, there were 37,350 shares representing outstanding awards under the Prior Plans and 361,610 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2016	2015	2014
Cost of revenue	$2,545	$2,366	$1,609
Selling, general and administrative expenses	684	684	519
Total stock-based compensation expense	$3,229	$3,050	$2,128

We recognized a deferred income tax benefit of $1.2 million, $1.1 million and $0.7 million, respectively, during the years ended December 31, 2016, 2015, and 2014 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2016, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for our non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2015	110,550	$14.54
Granted	—	—
Exercised	(41,900)	13.16
Forfeited	(500)	15.65
Expired	(600)	19.38
Outstanding at December 31, 2016	67,550	$15.34	0.54	$896,000
Exercisable at December 31, 2016	64,150	$15.30	0.50	$853,000

As of December 31, 2016, we had less than $0.1 million of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 0.6 years.

We received cash for the exercise price associated with stock options exercised of $0.1 million during each of the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015, and 2014 we settled 30,700, 104,000, and 327,100 outstanding stock options, respectively, held by our employees by issuing 9,976, 46,432 and 140,544 fully vested shares, respectively, which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was $0.5 million, $2.3 million and $7.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, we realized excess income tax benefits of $0.1 million, $0.8 million and $2.5 million, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

	Year ended December 31, 2016	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	221,664	$28.74
Granted	66,019	26.89
Vested	(76,010)	24.32
Forfeited	(4,657)	25.19
Outstanding and unvested, end of period	207,016	$29.85

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The total intrinsic value realized by participants upon the vesting of restricted stock units was $1.8 million, $2.0 million and $1.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had unrecognized compensation cost of $3.9 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 1.9 years.

In 2015, the Compensation Committee approved a long-term incentive program providing for the issuance to certain executives performance-based and time-based restricted stock units under the 2011 Plan. Under the program, a target level of equity compensation is set for each officer. The total equity compensation is divided into performance-based and time-based restricted stock units. Under the program, the Compensation Committee sets the performance-based goals within the first 90 days of each year. Vesting of the performance-based stock units (PSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee for a three-year performance period based on financial targets, including an average annual return on invested capital (“ROIC”) and average annual growth in earnings before interest, taxes, depreciation and amortization (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) (“Adjusted EBITDA”). We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

Summarized share information for our performance-based restricted stock units is as follows:

	Year ended December 31, 2016	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	52,476	$36.71
Granted	71,918	26.97
Vested	—	—
Forfeited	—	—
Outstanding and unvested, end of period	124,394	$31.08
As of December 31, 2016, we had unrecognized compensation cost of $0.4 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 1.8 years.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(11)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2016, there were 16,740,587 shares of common stock issued and outstanding. In addition, as of December 31, 2016, there were 398,960 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 729,095 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2016, 2015 and 2014, we repurchased approximately 340,000, 477,000 and 147,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million, $12.3 million and $3.7 million, respectively. As of December 31, 2016, there was approximately $6.1 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

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

Securities Purchase Agreement

On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2016, Sagard beneficially owned 3,639,367 shares or 21.7% of our outstanding common stock.

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

As of December 31, 2016, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 40 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2016	2015	2014
Revenue:
Learning Solutions	$208,998	$207,039	$198,242
Professional & Technical Services	101,907	119,092	151,559
Sandy Training & Marketing	101,768	87,567	67,694
Performance Readiness Solutions	77,886	76,582	84,372
	$490,559	$490,280	$501,867
Gross Profit:
Learning Solutions	$38,954	$36,223	$32,761
Professional & Technical Services	15,803	23,621	33,350
Sandy Training & Marketing	14,181	11,321	10,903
Performance Readiness Solutions	11,219	10,827	12,561
Total gross profit	80,157	81,992	89,575
Selling, general and administrative expenses	48,597	47,748	47,108
Restructuring charges	—	1,551	—
Gain (loss) on change in fair value of contingent consideration, net	(136)	(371)	1,392
Operating income	31,424	32,322	43,859
Interest expense	1,568	1,381	833
Other income (expense)	178	(1,318)	(203)
Income before income tax expense	$30,034	$29,623	$42,823

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2016	2015
Identifiable assets:
Learning Solutions	$147,595	$140,500
Professional & Technical Services	80,033	81,183
Sandy Training & Marketing	25,804	25,769
Performance Readiness Solutions	62,169	55,517
Total assets	$315,601	$302,969

Corporate and other assets which consist primarily of cash, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2016	2015	2014
Additions to property, plant and equipment:
Learning Solutions	$548	$768	$1,094
Professional & Technical Services	146	269	451
Sandy Training & Marketing	13	77	8
Performance Readiness Solutions	39	496	50
Corporate and other	656	747	1,154
	$1,402	$2,357	$2,757
Depreciation and amortization:
Learning Solutions	$2,403	$3,189	$3,754
Professional & Technical Services	797	1,152	1,333
Sandy Training & Marketing	429	465	427
Performance Readiness Solutions	1,530	1,446	2,029
Corporate and other	1,303	1,613	2,215
	$6,462	$7,865	$9,758

Information about our revenue in different geographic regions, which are attributable to our wholly owned subsidiaries located primarily in the United States, United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
United States	$339,329	$341,581	$380,052
United Kingdom	93,017	98,991	83,652
Other	58,213	49,708	38,163
	$490,559	$490,280	$501,867

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2016	2015
United States	$195,693	$182,256
United Kingdom	59,018	66,241
Other	60,890	54,472
	$315,601	$302,969

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(13)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

Fiscal year ending:	Real property	Machinery and equipment	Total
2017	$7,546	$721	$8,267
2018	5,652	243	5,895
2019	4,278	69	4,347
2020	3,404	5	3,409
2021	2,960	—	2,960
Thereafter	9,831	—	9,831
Total	$33,671	$1,038	$34,709

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $9.8 million, $10.2 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other

As of December 31, 2016, we had ten outstanding letters of credit totaling $5.7 million, which expire in 2017 through 2022. In addition, we have two outstanding performance bonds totaling $8.2 million for contracts to be completed in 2017.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(14)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended				Year ended
2016	March 31	June 30	September 30	December 31	December 31
Revenue	$115,756	$125,542	$121,978	$127,283	490,559
Gross profit	17,927	20,344	20,004	21,882	80,157
Net income	3,800	4,913	4,802	6,732	20,247

Earnings per share:
Basic	$0.23	$0.29	$0.29	$0.40	$1.21
Diluted	$0.23	$0.29	$0.29	$0.40	$1.21

2015
Revenue	$115,253	$125,665	$122,931	$126,431	$490,280
Gross profit	19,135	20,076	20,369	22,412	81,992
Net income	4,107	4,714	3,716	6,252	18,789

Earnings per share:
Basic	$0.24	$0.27	$0.22	$0.37	$1.10
Diluted	$0.24	$0.27	$0.22	$0.37	$1.09

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(15) Subsequent Event

On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. The upfront purchase price was $4.0 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which is contingent upon the achievement of certain earnings targets during the five-month period ending April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. The acquired McKinney Rogers business will be included in the Performance Readiness Solutions segment and the results of its operations will be included in the consolidated financial statements beginning February 1, 2017.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2017 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than May 1, 2017.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2016, we believe that during 2016 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2017 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than May 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than May 1, 2017.

Equity Compensation Plan information as of December 31, 2016

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	37,350
(b) Weighted average exercise price of outstanding options	$13.20
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	30,200
(b) Weighted average exercise price of outstanding options	$18.00
(c) Number of securities remaining available for future issuance under equity compensation plans	729,095

For a description of the material terms of our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2017 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than May 1, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2017 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than May 1, 2017.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Operations – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014

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

10.1
Fifth Amended and Restated Financing and Security Agreement, dated December 15, 2016, by and between GP Strategies Corporation as Borrower, as US Borrower, and General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited and GP Strategies Training Limited, collectively as UK Borrowers, and Wells Fargo Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on December 21, 2016.

10.2	Short-term Incentive Plan approved by the Board of Directors on March 29, 2016. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q filed on April 28, 2016.
10.3	GP Strategies Corporation 2011 Stock Incentive Plan. Incorporated herein by reference to Appendix B of GP Strategies Corporation’s Definitive Proxy Statement filed on November 1, 2011.

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
101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: February 28, 2017	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	February 28, 2017

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	February 28, 2017

/s/ Marshall S. Geller
Marshall S. Geller	Director	February 28, 2017

/s/ Steven E. Koonin
Steven E. Koonin	Director	February 28, 2017

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	February 28, 2017

/s/ Samuel D. Robinson
Samuel D. Robinson	Director	February 28, 2017

/s/ A. Marvin Strait
A. Marvin Strait	Director	February 28, 2017