Form 10-Q
period 2017-03-31
GP STRATEGIES CORP
filed 2017-05-02
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 25, 2017 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,727,281 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash	$15,452	$16,346
Accounts and other receivables, less allowance for doubtful accounts of $1,252 in 2017 and $1,091 in 2016	100,273	105,549
Costs and estimated earnings in excess of billings on uncompleted contracts	47,327	39,318
Prepaid expenses and other current assets	11,529	11,481
Total current assets	174,581	172,694
Property, plant and equipment	20,662	20,053
Accumulated depreciation	(16,104)	(15,506)
Property, plant and equipment, net	4,558	4,547
Goodwill	131,738	127,772
Intangible assets, net	7,659	5,825
Other assets	6,006	4,763
	$324,542	$315,601
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$23,529	$17,694
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	61,149	64,596
Billings in excess of costs and estimated earnings on uncompleted contracts	21,677	18,545
Total current liabilities	118,355	112,835
Long-term debt	25,000	28,000
Other noncurrent liabilities	8,903	7,270
Total liabilities	152,258	148,105

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	106,958	106,569
Retained earnings	97,794	93,845
Treasury stock at cost	(12,134)	(11,628)
Accumulated other comprehensive loss	(20,506)	(21,462)
Total stockholders’ equity	172,284	167,496
	$324,542	$315,601

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$122,447	$115,756
Cost of revenue	103,059	97,829
Gross profit	19,388	17,927
Selling, general and administrative expenses	12,994	11,970
Gain (loss) on change in fair value of contingent consideration, net	197	(159)
Operating income	6,591	5,798
Interest expense	438	245
Other income (expense)	(75)	454
Income before income tax expense	6,078	6,007
Income tax expense	1,992	2,207
Net income	$4,086	$3,800

Basic weighted average shares outstanding	16,741	16,758
Diluted weighted average shares outstanding	16,841	16,831

Per common share data:
Basic earnings per share	$0.24	$0.23
Diluted earnings per share	$0.24	$0.23

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$4,086	$3,800
Foreign currency translation adjustments	1,011	(396)
Change in fair value of interest rate swap	$(55)	$—
Comprehensive income	$5,042	$3,404

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016
(Unaudited, in thousands)

	2017	2016
Cash flows from operating activities:
Net income	$4,086	$3,800
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on change in fair value of contingent consideration, net	(197)	159
Depreciation and amortization	1,443	1,765
Deferred income taxes	118	—
Non-cash compensation expense	1,458	1,496
Changes in other operating items:
Accounts and other receivables	5,753	4,644
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,570)	3,914
Prepaid expenses and other current assets	(330)	(2,641)
Accounts payable and accrued expenses	(2,481)	(3,654)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,047	(376)
Other	(209)	(544)
Net cash provided by operating activities	4,118	8,563

Cash flows from investing activities:
Additions to property, plant and equipment	(525)	(575)
Acquisitions, net of cash acquired	(3,193)	(2,330)
Other investing activities	(344)	13
Net cash used in investing activities	(4,062)	(2,892)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,820	(992)
Repayment of long-term debt	(3,000)	(3,333)
Change in negative cash book balance	(2,313)	(1,659)
Repurchases of common stock in the open market	(1,674)	(4,291)
Other financing activities	(134)	—
Net cash used in financing activities	(1,301)	(10,275)

Effect of exchange rate changes on cash and cash equivalents	351	44
Net decrease in cash	(894)	(4,560)
Cash at beginning of period	16,346	21,030
Cash at end of period	$15,452	$16,470

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$491	$2,594
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2017 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Recent Accounting Standards

Accounting Standard Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"), which simplifies several areas of accounting for share-based compensation arrangements. Upon adoption, ASU 2016-09 requires that excess tax benefits or deficiencies for share-based payments be recorded as income tax expense or benefit and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as was previously required. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption is permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to make an accounting policy change to recognize forfeitures as they occur. The impact of adoption on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.1 million, decreasing opening retained earnings. We recognized an income tax benefit of $0.1 million relating to excess tax benefits on stock-based compensation awards during the first quarter of 2017 and could experience volatility in our effective income tax rate in the future as a result of this accounting change. We also elected to prospectively apply the change in presentation on the statement of cash flows and did not reclassify excess tax benefits on stock-based compensation from financing to operating cash flows for the prior period presented.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public companies for annual and interim periods beginning after December 15, 2017, which requires us to adopt the standard in the first quarter of 2018. Companies can elect to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment recognized at the date of adoption. We plan to adopt the standard effective January 1, 2018 and are currently still finalizing which transition method to use. Based on our assessment to date, we believe the new standard could result in a change in revenue recognition on certain fixed price projects from a proportional performance method, where revenue is currently recognized over contract performance, to a completed contract method, where revenue would be recognized upon completion of our performance obligations. This change could result in a shift in the timing of revenue recognition, causing quarter to quarter revenue fluctuations. We are continuing to evaluate ASU 2014-09 and the impact of its adoption on our consolidated financial statements and plan to provide additional information at a future date.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard will remove step 2 from the goodwill impairment test. Under the ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating ASU 2017-04 and the impact of its adoption on our consolidated financial statements.

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% and 20% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, accounts receivable from a single automotive customer totaled $14.5 million, or 14% of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 20% and 22% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $31.8 million, or 22%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2017 or 2016 or consolidated accounts receivable balance as of March 31, 2017.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Non-dilutive instruments	35	106

Dilutive common stock equivalents	100	73

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

(5)	Acquisitions

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which is contingent upon the achievement of certain earnings targets during the five-month period ending April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. We recorded a preliminary purchase price allocation for the acquisition in the first quarter of 2017 which we expect to finalize in the second quarter of 2017 as we have not fully completed the valuation of intangible assets and contingent consideration. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.
Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. The acquired Emantras business will be included in the Learning Solutions segment effective April 1, 2017.

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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of March 31, 2017 Maximum contingent consideration due in
		2017	2018	2019-2020	Total
Maverick	$0 - $10,000	$5,000	$5,000	$—	$10,000
McKinney Rogers	$0 - $18,000	6,000	4,000	8,000	18,000
		$11,000	$9,000	$8,000	$28,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2016 to March 31, 2017 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of March 31,
Acquisition:	2016	(Payments)	Consideration	Translation	2017
Maverick	$5,258	$—	$(197)	$—	$5,061
McKinney Rogers	—	2,063	—	—	2,063
Total	$5,258	$2,063	$(197)	$—	$7,124
As of March 31, 2017 and December 31, 2016, contingent consideration considered a current liability and included in accounts payable totaled $4.5 million and $3.6 million, respectively. As of March 31, 2017 and December 31, 2016 we also had accrued contingent consideration totaling $2.6 million and $1.7 million respectively, related to acquisitions which are included in other long-term liabilities on the consolidated balance sheet and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2017 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy Training & Marketing	Performance Readiness Solutions	Total
Balance as of December 31, 2016	$49,079	$42,364	$653	$35,676	$127,772
Acquisitions	—	—	—	3,515	3,515
Foreign currency translation	359	79	—	13	451
Balance as of March 31, 2017	$49,438	$42,443	$653	$39,204	$131,738

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2017
Customer relationships	$15,136	$(10,531)	$4,605
Intellectual property and other	4,507	(1,453)	3,054
	$19,643	$(11,984)	$7,659

December 31, 2016
Customer relationships	$14,595	$(9,855)	$4,740
Intellectual property and other	2,311	(1,226)	1,085
	$16,906	$(11,081)	$5,825

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2017	2016
Non-qualified stock options	$4	$47
Restricted stock units	716	598
Board of Directors stock grants	76	82
Total stock-based compensation expense	$796	$727

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2017, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2016	67,550	$15.34
Granted	—	—
Exercised	(29,850)	13.73
Forfeited	(100)	19.38
Expired	—	—
Outstanding at March 31, 2017	37,600	$16.61	0.43	$327,000
Exercisable at March 31, 2017	37,000	$16.56	0.42	$323,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

Restricted Stock Units

In addition to stock options, we issue restricted stock units to key employees and members of the Board of Directors. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. We recognize the value of the market price of the underlying stock on the date of grant as compensation expense over the requisite service period. Upon vesting, the stock units are settled in shares of our common stock. Summarized share information for our restricted stock units is as follows:

	Three Months Ended March 31, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	207,016	$29.85
Granted	23,814	23.65
Vested	(6,431)	26.58
Forfeited	(4,107)	24.30
Outstanding and unvested, end of period	220,292	$29.38

Performance Stock Units

We issue performance-based stock units to certain executives under a long-term incentive program. Under the program, a target level of equity compensation is set for each officer. The total equity compensation is divided into performance-based and time-based restricted stock units. Under the program, the Compensation Committee sets the performance-based goals within the first 90 days of each year. Vesting of performance-based stock units (PSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee for a three-year performance period based on financial targets, including an average annual return on invested capital ("ROIC") and average annual growth in earnings before interest, taxes, depreciation and amortization (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) ("Adjusted EBITDA"). We recognize compensation expense for PSU's on a straight line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

Summarized share information for our performance-based restricted stock units is as follows:

	Three Months Ended March 31, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	124,394	$31.08
Granted	104,590	23.65
Vested	—	—
Forfeited	—	—
Outstanding and unvested, end of period	228,984	$27.69

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

(8)	Debt and Financial Instruments

On December 15, 2016, we entered into a Fifth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $100 million expiring on December 31, 2021 and for a term loan in the principal amount of $40 million maturing on April 30, 2020. The Credit Agreement is secured by substantially all of our assets.
The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments of principal in the amount of $1.0 million plus applicable interest, beginning on January 1, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2017. As of March 31, 2017, our total long-term debt outstanding under the term loan was $37.0 million. In addition, there were $23.5 million of borrowings outstanding and $71.3 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2017, the weighted average interest rate on our borrowings was 2.5%.
Effective March 1, 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was $0.1 million as of March 31, 2017 and is included in other liabilities on the condensed consolidated balance sheet. The derivative liability is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.

(9)	Income Taxes

Income tax expense was $2.0 million, or an effective income tax rate of 32.8%, for the three months ended March 31, 2017 compared to $2.2 million, or an effective income tax rate of 36.7%, for the three months ended March 31, 2016. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2017, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2013 through 2015 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2017 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2016	$172	$106,569	$93,845	$(11,628)	$(21,462)	$167,496
Net income	—	—	4,086	—	—	4,086
Cumulative effect adjustment of adopting ASU 2016-09	—	234	(137)	—	—	97
Foreign currency translation adjustment	—	—	—	—	1,011	1,011
Change in fair value of interest rate swap	—	—	—	—	(55)	(55)
Repurchases of common stock	—	—	—	(1,674)	—	(1,674)
Stock-based compensation expense	—	796	—	—	—	796
Issuance of stock for employer contributions to retirement plan	—	(51)	—	713	—	662
Net issuances of stock pursuant to stock compensation plans and other	—	(590)	—	455	—	(135)
Balance at March 31, 2017	$172	$106,958	$97,794	$(12,134)	$(20,506)	$172,284

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2017 and 2016, we repurchased approximately 70,000 and 181,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.7 million and $4.3 million, respectively. As of March 31, 2017, there was approximately $4.4 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2017
(Unaudited)

(11)	Business Segments

As of March 31, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

March 31, 2017
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Learning Solutions	$49,746	$49,906
Professional & Technical Services	25,309	25,829
Sandy Training & Marketing	24,601	21,824
Performance Readiness Solutions	22,791	18,197
	$122,447	$115,756
Gross profit:
Learning Solutions	$8,756	$9,704
Professional & Technical Services	4,599	3,884
Sandy Training & Marketing	2,876	2,451
Performance Readiness Solutions	3,157	1,888
Total gross profit	19,388	17,927
Selling, general and administrative expenses	12,994	11,970
Gain (loss) on change in fair value of contingent consideration, net	197	(159)
Operating income	6,591	5,798
Interest expense	438	245
Other income (expense)	(75)	454
Income before income tax expense	$6,078	$6,007

(12) Subsequent Event

Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company with offices in Fremont, California and Chennai, India. For further details see Note 5 to the Condensed Consolidated Financial Statements.

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

As of March 31, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisitions

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which is contingent upon the achievement of certain earnings targets during the five-month period ending April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. We recorded a preliminary purchase price allocation for the acquisition in the first quarter of 2017 which we expect to finalize in the second quarter of 2017 as we have not fully completed the valuation of intangible assets and contingent consideration. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The acquired Maverick Solutions business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

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

Operating Highlights

Three Months ended March 31, 2017 Compared to the Three Months ended March 31, 2016

Our revenue increased $6.7 million or 5.8% during the first quarter of 2017 compared to the first quarter of 2016. The net increase is due to a $2.8 million revenue increase in our Sandy Training & Marketing segment and a $4.6 million increase in our Performance Readiness Solutions segment offset by a $0.2 million revenue decrease in our Learning Solutions segment and a $0.5 million decline in our Professional & Technical Services segment. Foreign currency exchange rate declines resulted in a total $3.7 million decrease in U.S. dollar reported revenue during the first quarter of 2017. The changes in revenue and gross profit are discussed in further detail below by segment, which is included in the fluctuations discussed above.

Operating income, the components of which are discussed below, increased $0.8 million or 13.7% to $6.6 million for the first quarter of 2017 compared to $5.8 million for the first quarter of 2016. The net increase in operating income is primarily due to a $1.5 million increase in gross profit and a $0.4 million increase in the change in fair value of contingent consideration, offset by a $1.0 million increase in selling, general and administrative expenses during the first quarter of 2017.

For the three months ended March 31, 2017, we had income before income tax expense of $6.1 million compared to $6.0 million for the three months ended March 31, 2016. Net income was $4.1 million, or $0.24 per diluted share, for the three months ended March 31, 2017, compared to net income of $3.8 million, or $0.23 per diluted share, for the three months ended March 31, 2016. Diluted weighted average shares outstanding were 16.8 million for both of the three-month periods ended March 31, 2017 and 2016.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2017	2016
Learning Solutions	$49,746	$49,906
Professional & Technical Services	25,309	25,829
Sandy Training & Marketing	24,601	21,824
Performance Readiness Solutions	22,791	18,197
	$122,447	$115,756

Learning Solutions revenue decreased $0.2 million or 0.3% during the first quarter of 2017 compared to the first quarter of 2016. The revenue decrease is due to the following:

•	A $2.7 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	A $1.7 million net increase in e-Learning content development and training business process outsourcing (BPO) services; and

•	A $0.8 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016.
Professional & Technical Services revenue decreased $0.5 million or 2.0% during the first quarter of 2017 compared to the first quarter of 2016. The revenue decrease is due to the following:

•	A $0.4 million decrease in training and technical services for oil and gas clients; and

•	A $0.7 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	A $0.6 million increase in alternative fuels design and build projects.
Sandy Training & Marketing revenue increased $2.8 million or 12.7% during the first quarter of 2017 compared to the first quarter of 2016. The net increase is primarily due to an increase in training services for an automotive client related to a luxury vehicle launch.

Performance Readiness Solutions revenue increased $4.6 million or 25.2% during the first quarter of 2017 compared to the first quarter of 2016. The revenue increase is due to the following:

•	A $1.6 million increase attributable to the Maverick acquisition completed on October 1, 2016;

•	A $1.7 million increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	A $1.2 million increase in technical training services largely due to a new contract with an aerospace client;

•	A $0.6 million increase in platform adoption training services; and

•	A $0.2 million increase in leadership development services; partially offset by

•	A $0.4 million decrease in performance consulting services; and

•	A $0.3 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2017		2016
		% Revenue		% Revenue
Learning Solutions	$8,756	17.6%	$9,704	19.4%
Professional & Technical Services	4,599	18.2%	3,884	15.0%
Sandy Training & Marketing	2,876	11.7%	2,451	11.2%
Performance Readiness Solutions	3,157	13.9%	1,888	10.4%
	$19,388	15.8%	$17,927	15.5%

Learning Solutions gross profit was $8.8 million or 17.6% of revenue for the first quarter of 2017 decreased by $0.9 million or 9.8% compared to gross profit of $9.7 million or 19.4% of revenue for the first quarter of 2016. The decrease in gross profit is primarily due to a one-time cost reduction of $0.6 million in the first quarter of 2016 related to a UK government funded skills training contract which did not recur in 2017. In addition, there was a $0.7 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $4.6 million or 18.2% of revenue for the first quarter of 2017 increased by $0.7 million or 18.4% when compared to gross profit of $3.9 million or 15.0% of revenue for the first quarter of 2016. Despite the net decline in revenue, gross profit increased primarily due to a decrease in overhead costs and indirect labor expense in the first quarter of 2017.

Sandy Training & Marketing gross profit of $2.9 million or 11.7% of revenue for the first quarter of 2017 increased by $0.4 million or 17.3% when compared to gross profit of $2.5 million or 11.2% of revenue for the first quarter of 2016 due to the organic revenue increases noted above.

Performance Readiness Solutions gross profit of $3.2 million or 13.9% of revenue for the first quarter of 2017 increased by $1.3 million or 67.2% when compared to gross profit of $1.9 million or 10.4% of revenue for the first quarter of 2016. The increase in gross profit is primarily due to a $0.6 million increase attributable to acquisitions and the remaining $0.7 million increase is due to the organic revenue growth noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million or 8.6% from $12.0 million for the first quarter of 2016 to $13.0 million for the first quarter of 2017. The increase in SG&A expenses is primarily due to a $0.4 million increase in costs relating to our new financial system implementation which we anticipate will go live in 2018, a $0.3 million increase in bad debt expense, a $0.2 million net increase in labor, benefits and other expenses, and a $0.1 million increase in legal costs related to acquisitions.

Change in Fair Value of Contingent Consideration

We recognized a $0.2 million gain on the change in fair value of contingent consideration related to acquisitions during the first quarter of 2017 compared to a loss of 0.2 million in the first quarter of 2016. Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended March 31, 2017.

Interest Expense

Interest expense increased $0.2 million to $0.4 million for the first quarter of 2017 from $0.2 million for the first quarter of 2016. The increase in interest expense is due to both an increase in interest rates and higher borrowings under the Credit Agreement which is disclosed in more detail in Note 8 to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Other expense was $0.1 million for the first quarter of 2017 compared to other income of $0.5 million for the first quarter of 2016, and consists primarily of income from a joint venture offset by foreign currency gains and losses in both periods. During the three months ended March 31, 2017, we had a $0.3 million net decrease in foreign currency gains and a $0.1 million decrease in income from a joint venture compared to the corresponding period in 2016. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal subsidiaries.

Income Tax Expense

Income tax expense was $2.0 million for the first quarter of 2017 compared to $2.2 million for the first quarter of 2016. The effective income tax rate was 32.8% and 36.7% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $56.2 million at March 31, 2017 compared to $59.9 million at December 31, 2016. As of March 31, 2017 we had $23.5 million of short-term borrowings and $37.0 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($71.3 million of available borrowings as of March 31, 2017) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2017, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $15.5 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2017 and 2016, we repurchased approximately 70,000 and 181,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.7 million and $4.3 million, respectively. As of March 31, 2017, there was approximately $4.4 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of March 31, 2017 Maximum contingent consideration due in
		2017	2018	2019-2020	Total
Maverick	$0 - $10,000	$5,000	$5,000	$—	$10,000
McKinney Rogers	$0 - $18,000	6,000	4,000	8,000	18,000
		$11,000	$9,000	$8,000	$28,000

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% and 20% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, accounts receivable from a single automotive customer totaled $14.5 million, or 14% of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 20% and 22% of our consolidated revenue for both the three months ended March 31, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $31.8 million, or 22%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2017 or 2016 or consolidated accounts receivable balance as of March 31, 2017.

Cash Flows

Three Months ended March 31, 2017 Compared to the Three Months ended March 31, 2016

Our cash and cash equivalents balance decreased $0.9 million from $16.3 million as of December 31, 2016 to $15.5 million as of March 31, 2017. The decrease in cash and cash equivalents during the three months ended March 31, 2017 resulted from cash provided by operating activities of $4.1 million, cash used in investing activities of $4.1 million, cash used in financing activities of $1.3 million and a positive effect of exchange rates changes on cash of $0.4 million.

Cash provided by operating activities was $4.1 million for the three months ended March 31, 2017 compared to $8.6 million for the same period in 2016. The decrease in cash from operations is primarily due to a net unfavorable change in working capital balances during the three months ended March 31, 2017 compared to the same period in 2016 largely due to a increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash used in investing activities was $4.1 million for the three months ended March 31, 2017 compared to $2.9 million for the same period in 2016. The increase in cash used is due to $0.9 million increase in cash used to complete acquisitions and $0.3 million of software development costs in the first quarter of 2017.

Cash used in financing activities was $1.3 million for the three months ended March 31, 2017 compared to $10.3 million for the same period in 2016. The decrease in cash used in financing activities is primarily due a $6.8 increase in short-term borrowings and a $2.6 million decrease in cash used for share repurchases during the first quarter of 2017 compared to the first quarter of 2016.

Debt

On December 15, 2016, we entered into a Fifth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $100 million expiring on December 31, 2021 and for a term loan in the principal amount of $40 million maturing on April 30, 2020, and is secured by substantially all of our assets.

The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments equal to $1.0 million plus applicable interest, beginning on January 1, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of March 31, 2017, our fixed coverage charge ratio was 1.9 to 1.0 and our leverage ratio was 1.5 to 1.0, all of which were in compliance with the Credit Agreement.

As of March 31, 2017, our total long-term debt outstanding under the term loan was $37.0 million. In addition, there were $23.5 million of borrowings outstanding and $71.3 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2017, the weighted average interest rate on our borrowings was 2.5%.

Effective March 1, 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was $0.1 million as of March 31, 2017 and is included in other liabilities on the condensed consolidated balance sheet.

Off-Balance Sheet Commitments

As of March 31, 2017, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying Condensed Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2017:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2017	202	(2)	$29.35	—	$6,050,000
February 1 - 28, 2017	5,230	(2)	$25.93	—	$6,050,000
March 1 - 31, 2017	86,777	(2)	$23.88	70,205	$4,376,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the first quarter of 2017.

Item 6.	Exhibits

31.1
Certification of Chief Executive Officer of the Company dated May 2, 2017 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated May 2, 2017 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 2, 2017 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 2, 2017	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 2, 2017	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer