Form 10-Q
period 2017-06-30
GP STRATEGIES CORP
filed 2017-07-27
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2017
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 20, 2017 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,725,655 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash	$23,714	$16,346
Accounts and other receivables, less allowance for doubtful accounts of $819 in 2017 and $1,091 in 2016	99,588	105,549
Costs and estimated earnings in excess of billings on uncompleted contracts	45,513	39,318
Prepaid expenses and other current assets	13,325	11,481
Total current assets	182,140	172,694
Property, plant and equipment	22,021	20,053
Accumulated depreciation	(16,667)	(15,506)
Property, plant and equipment, net	5,354	4,547
Goodwill	138,393	127,772
Intangible assets, net	8,697	5,825
Other assets	6,905	4,763
	$341,489	$315,601
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$24,483	$17,694
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	72,260	64,596
Billings in excess of costs and estimated earnings on uncompleted contracts	18,605	18,545
Total current liabilities	127,348	112,835
Long-term debt	22,000	28,000
Other noncurrent liabilities	9,614	7,270
Total liabilities	158,962	148,105

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	107,613	106,569
Retained earnings	103,657	93,845
Treasury stock at cost	(11,797)	(11,628)
Accumulated other comprehensive loss	(17,118)	(21,462)
Total stockholders’ equity	182,527	167,496
	$341,489	$315,601

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$131,161	$125,542	$253,608	$241,298
Cost of revenue	108,726	105,198	211,785	203,027
Gross profit	22,435	20,344	41,823	38,271
Selling, general and administrative expenses	13,238	12,279	26,232	24,249
(Loss) gain on change in fair value of contingent consideration, net	(96)	88	101	(71)
Operating income	9,101	8,153	15,692	13,951
Interest expense	534	359	972	604
Other (expense) income	(107)	175	(182)	629
Income before income tax expense	8,460	7,969	14,538	13,976
Income tax expense	2,597	3,056	4,589	5,263
Net income	$5,863	$4,913	$9,949	$8,713

Basic weighted average shares outstanding	16,717	16,677	16,729	16,718
Diluted weighted average shares outstanding	16,833	16,768	16,837	16,799

Per common share data:
Basic earnings per share	$0.35	$0.29	$0.59	$0.52
Diluted earnings per share	$0.35	$0.29	$0.59	$0.52

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,863	$4,913	$9,949	$8,713
Foreign currency translation adjustments	3,465	(3,716)	4,476	(4,112)
Change in fair value of interest rate cap, net of tax	(109)	—	(109)	—
Change in fair value of interest rate swap, net of tax	$32	$—	$(23)	$—
Comprehensive income	$9,251	$1,197	$14,293	$4,601

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016
(Unaudited, in thousands)

	2017	2016
Cash flows from operating activities:
Net income	$9,949	$8,713
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on change in fair value of contingent consideration, net	(101)	71
Depreciation and amortization	3,206	3,475
Deferred income taxes	(433)	—
Non-cash compensation expense	3,192	2,888
Changes in other operating items:
Accounts and other receivables	7,435	805
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,153)	(557)
Prepaid expenses and other current assets	(1,815)	(1,484)
Accounts payable and accrued expenses	4,732	(431)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,092)	(2,242)
Contingent consideration payments in excess of fair value on acquisition date	—	(540)
Other	(162)	(716)
Net cash provided by operating activities	19,758	9,982

Cash flows from investing activities:
Additions to property, plant and equipment	(1,769)	(922)
Acquisitions, net of cash acquired	(6,384)	(2,330)
Other investing activities	(844)	(1,587)
Net cash used in investing activities	(8,997)	(4,839)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,727	8,585
Repayment of long-term debt	(6,000)	(6,666)
Contingent consideration payments	—	(2,085)
Change in negative cash book balance	(2,232)	(2,734)
Repurchases of common stock in the open market	(2,419)	(7,876)
Premium paid for interest rate cap	(474)	—
Other financing activities	(131)	26
Net cash used in financing activities	(4,529)	(10,750)

Effect of exchange rate changes on cash and cash equivalents	1,136	(563)
Net increase (decrease) in cash	7,368	(6,170)
Cash at beginning of period	16,346	21,030
Cash at end of period	$23,714	$14,860

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$906	$600
Cash paid during the period for income taxes	2,806	3,910
Accrued contingent consideration	4,725	294
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2017 and 2016 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2017 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Recent Accounting Standards

Accounting Standard Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"), which simplifies several areas of accounting for share-based compensation arrangements. Upon adoption, ASU 2016-09 requires that excess tax benefits or deficiencies for share-based payments be recorded as income tax expense or benefit and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as was previously required. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption was permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to make an accounting policy change to recognize forfeitures as they occur. The impact of adoption on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.1 million, decreasing opening retained earnings. We recognized an income tax benefit of $0.1 million relating to excess tax benefits on stock-based compensation awards during the six months ended June 30, 2017 and could experience volatility in our effective income tax rate in the future as a result of this accounting change. We also elected to prospectively apply the change in presentation on the statement of cash flows and did not reclassify excess tax benefits on stock-based compensation from financing to operating cash flows for the prior period presented.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public companies for annual and interim periods beginning after December 15, 2017, which requires us to adopt the standard in the first quarter of 2018. Companies can elect to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment recognized at the date of adoption. We plan to adopt the standard effective January 1, 2018 using the modified retrospective approach with a cumulative effect adjustment at the date of adoption. Based on our assessment to date, we believe the new standard could result in a change in revenue recognition on certain fixed price projects from a proportional performance method, where revenue is currently recognized over contract performance, to a completed contract method, where revenue would be recognized upon completion of our performance obligations. This change could result in a shift in the timing of revenue recognition, causing quarter to quarter revenue fluctuations. We are continuing to evaluate ASU 2014-09 and the impact of its adoption on our consolidated financial statements and plan to provide additional information at a future date.

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

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 23% and 22% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% of our consolidated revenue for both of the six-month periods ended June 30, 2017 and 2016. As of June 30, 2017, accounts receivable from a single automotive customer totaled $16.4 million, or 16%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 19% and 21% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 13% and 15% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $24.9 million, or 17%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2017 or 2016 or consolidated accounts receivable balance as of June 30, 2017.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Non-dilutive instruments	17	72	26	89

Dilutive common stock equivalents	116	91	108	81

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

(5)	Acquisitions

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which is contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

The following table summarizes the fair value of the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$3,193
Fair value of contingent consideration	4,505
Total purchase price	$7,698
		Amortization
Purchase price allocation:		Period
Technology-related intangible assets	$2,704	5 years
Customer-related intangible assets	653	5 years
Marketing-related intangible assets (tradename)	121	3 years
Goodwill	5,130
Total assets	8,608

Accrued expenses	44
Billings in excess of costs and estimated earnings on uncompleted contracts	866
Total liabilities	910

Net assets acquired	$7,698

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Learning Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.
The following table summarizes the fair value of the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$3,191
Fair value of contingent consideration	220
Total purchase price	$3,411
		Amortization
Purchase price allocation:		Period
Fixed assets	$50
Customer-related intangible assets	818	4 years
Goodwill	3,156
Total assets	4,024

Accrued expenses	558
Billings in excess of costs and estimated earnings on uncompleted contracts	55
Total liabilities	613

Net assets acquired	$3,411

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

Contingent Consideration
Accounting Standards Codification (“ASC”) Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the condensed consolidated statement of operations. We estimate the fair value of contingent consideration liabilities using an appropriate valuation methodology, typically either an income-based approach or a simulation model, such as the Monte Carlo model, depending on the structure of the contingent consideration arrangement. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the condensed consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of June 30, 2017 Maximum contingent consideration due in
		2017	2018	2019-2020	Total
Maverick	$0 - $10,000	$5,000	$5,000	$—	$10,000
McKinney Rogers	$0 - $18,000	967	4,000	8,000	12,967
Emantras		—	*	—	—
		$5,967	$9,000	$8,000	$22,967

* There is no maximum contingent consideration payable to the seller.

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2016 to June 30, 2017 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of June 30,
Acquisition:	2016	(Payments)	Consideration	Translation	2017
Maverick	$5,258	$—	$(440)	$—	$4,818
McKinney Rogers	—	4,505	334	—	4,839
Emantras	$—	220	5	—	225
Total	$5,258	$4,725	$(101)	$—	$9,882
As of June 30, 2017 and December 31, 2016, contingent consideration considered a current liability and included in accounts payable totaled $6.0 million and $3.6 million, respectively. As of June 30, 2017 and December 31, 2016 we also had accrued contingent consideration totaling $3.9 million and $1.7 million respectively, related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2017 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy Training & Marketing	Performance Readiness Solutions	Total
Balance as of December 31, 2016	$49,079	$42,364	$653	$35,676	$127,772
Acquisitions	3,156	—	—	5,145	8,301
Foreign currency translation	1,859	394	—	67	2,320
Balance as of June 30, 2017	$54,094	$42,758	$653	$40,888	$138,393

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2017
Customer relationships	$16,452	$(11,489)	$4,963
Intellectual property and other	5,536	(1,802)	3,734
	$21,988	$(13,291)	$8,697

December 31, 2016
Customer relationships	$14,595	$(9,855)	$4,740
Intellectual property and other	2,311	(1,226)	1,085
	$16,906	$(11,081)	$5,825

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non-qualified stock options	$1	$28	$5	$75
Restricted stock units	962	611	1,678	1,209
Board of Directors stock grants	79	65	155	147
Total stock-based compensation expense	$1,042	$704	$1,838	$1,431

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2017, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2016	67,550	$15.34
Granted	—	—
Exercised	(57,350)	15.11
Forfeited	(100)	19.38
Expired	(400)	19.38
Outstanding at June 30, 2017	9,700	$16.53	0.88	$96,000
Exercisable at June 30, 2017	9,100	$16.34	0.85	$92,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
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

	Six Months Ended June 30, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	207,016	$29.85
Granted	48,194	24.13
Vested	(7,468)	22.89
Forfeited	(4,509)	24.74
Outstanding and unvested, end of period	243,233	$29.03

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

Summarized share information for our performance-based restricted stock units is as follows:

	Six Months Ended June 30, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	124,394	$31.08
Granted	104,590	23.65
Vested	—	—
Forfeited	—	—
Outstanding and unvested, end of period	228,984	$27.69

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2017. As of June 30, 2017, our total long-term debt outstanding under the term loan was $34.0 million. In addition, there were $24.5 million of borrowings outstanding and $70.1 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2017, the weighted average interest rate on our borrowings was 2.6%.
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was less than $0.1 million as of June 30, 2017 and is included in other liabilities on the condensed consolidated balance sheet. The derivative liability is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.3 million as of June 30, 2017 and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.

(9)	Income Taxes

Income tax expense was $4.6 million, or an effective income tax rate of 31.6%, for the six months ended June 30, 2017 compared to $5.3 million, or an effective income tax rate of 37.7%, for the six months ended June 30, 2016. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2017, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2013 through 2015 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2017 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2016	$172	$106,569	$93,845	$(11,628)	$(21,462)	$167,496
Net income	—	—	9,949	—	—	9,949
Cumulative effect adjustment of adopting ASU 2016-09	—	234	(137)	—	—	97
Foreign currency translation adjustment	—	—	—	—	4,476	4,476
Change in fair value of interest rate cap, net of tax	—	—	—	—	(109)	(109)
Change in fair value of interest rate swap, net of tax	—	—	—	—	(23)	(23)
Repurchases of common stock	—	—	—	(2,419)	—	(2,419)
Stock-based compensation expense	—	1,838	—	—	—	1,838
Issuance of stock for employer contributions to retirement plan	—	(62)	—	1,416	—	1,354
Net issuances of stock pursuant to stock compensation plans and other	—	(966)	—	834	—	(132)
Balance at June 30, 2017	$172	$107,613	$103,657	$(11,797)	$(17,118)	$182,527

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2017 and 2016, we repurchased approximately 101,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.4 million and $8.0 million, respectively. As of June 30, 2017, there was approximately $3.6 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017
(Unaudited)

(11)	Business Segments

As of June 30, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical, energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARN™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG), compressed natural gas (CNG) and hydrogen fueling stations, as well as supplying equipment.

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

June 30, 2017
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Learning Solutions	$53,403	$52,706	$103,149	$102,612
Professional & Technical Services	25,652	26,024	50,961	51,853
Sandy Training & Marketing	28,363	27,374	52,964	49,198
Performance Readiness Solutions	23,743	19,438	46,534	37,635
	$131,161	$125,542	$253,608	$241,298
Gross profit:
Learning Solutions	$10,108	$9,572	$18,864	$19,276
Professional & Technical Services	4,137	4,106	8,736	7,990
Sandy Training & Marketing	4,075	3,830	6,951	6,281
Performance Readiness Solutions	4,115	2,836	7,272	4,724
Total gross profit	22,435	20,344	41,823	38,271
Selling, general and administrative expenses	13,238	12,279	26,232	24,249
(Loss) gain on change in fair value of contingent consideration, net	(96)	88	101	(71)
Operating income	9,101	8,153	15,692	13,951
Interest expense	534	359	972	604
Other (expense) income	(107)	175	(182)	629
Income before income tax expense	$8,460	$7,969	$14,538	$13,976

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

As of June 30, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical, energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARN™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG), compressed natural gas (CNG) and hydrogen fueling stations, as well as supplying equipment.

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

Acquisitions

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Learning Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which is contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

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

Operating Highlights

Three Months ended June 30, 2017 Compared to the Three Months ended June 30, 2016

Our revenue increased $5.6 million or 4.5% during the second quarter of 2017 compared to the second quarter of 2016. The net increase is due to a $4.3 million increase in our Performance Readiness Solutions segment, a $1.0 million increase in our Sandy Training & Marketing segment and a $0.7 million increase in our Learning Solutions segment, partially offset by a $0.4 million decline in our Professional & Technical Services segment. Foreign currency exchange rate declines resulted in a total $3.2 million decrease in U.S. dollar reported revenue during the second quarter of 2017. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, increased $0.9 million or 11.6% to $9.1 million for the second quarter of 2017 compared to $8.2 million for the second quarter of 2016. The net increase in operating income is primarily due to a $2.1 million increase in gross profit, offset by a $1.0 million increase in selling, general and administrative expenses and a $0.2 million decrease in the change in fair value of contingent consideration during the second quarter of 2017.

For the three months ended June 30, 2017, we had income before income tax expense of $8.5 million compared to $8.0 million for the three months ended June 30, 2016. Net income was $5.9 million, or $0.35 per diluted share, for the three months ended June 30, 2017, compared to net income of $4.9 million, or $0.29 per diluted share, for the three months ended June 30, 2016. Diluted weighted average shares outstanding were 16.8 million for both of the three-month periods ended June 30, 2017 and 2016.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2017	2016
Learning Solutions	$53,403	$52,706
Professional & Technical Services	25,652	26,024
Sandy Training & Marketing	28,363	27,374
Performance Readiness Solutions	23,743	19,438
	$131,161	$125,542

Learning Solutions revenue increased $0.7 million or 1.3% during the second quarter of 2017 compared to the second quarter of 2016. The revenue increase is due to the following:

•	A $2.6 million net increase in e-Learning content development and training business process outsourcing (BPO) services; and

•	A $0.5 million revenue increase attributable to the Emantras acquisition completed on April 1, 2017; partially offset by

•	A $2.4 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Professional & Technical Services revenue decreased $0.4 million or 1.4% during the second quarter of 2017 compared to the second quarter of 2016. The revenue decrease is due to the following:

•	A $0.7 million net decrease in engineering and technical training services;

•	A $0.6 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; and

•	A $0.4 million net decrease in training services for energy clients; partially offset by

•	A $1.3 million increase in alternative fuels design and build projects.
Sandy Training & Marketing revenue increased $1.0 million or 3.6% during the second quarter of 2017 compared to the second quarter of 2016. The net increase is primarily due to a $0.6 million increase in training services for automotive clients and a $0.4 million increase in magazine publications.

Performance Readiness Solutions revenue increased $4.3 million or 22.1% during the second quarter of 2017 compared to the second quarter of 2016. The revenue increase is due to the following:

•	A $1.9 million increase attributable to the Maverick acquisition completed on October 1, 2016;

•	A $1.7 million increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	A $0.5 million increase in technical training services largely due to a new contract with an aerospace client;

•	A $0.6 million increase in platform adoption training services; partially offset by

•	A $0.2 million decrease in performance consulting services; and

•	A $0.2 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2017		2016
		% Revenue		% Revenue
Learning Solutions	$10,108	18.9%	$9,572	18.2%
Professional & Technical Services	4,137	16.1%	4,106	15.8%
Sandy Training & Marketing	4,075	14.4%	3,830	14.0%
Performance Readiness Solutions	4,115	17.3%	2,836	14.6%
	$22,435	17.1%	$20,344	16.2%

Learning Solutions gross profit of $10.1 million or 18.9% of revenue for the second quarter of 2017 increased by $0.5 million or 5.6% compared to gross profit of $9.6 million or 18.2% of revenue for the second quarter of 2016. The increase in gross profit is primarily due to the revenue increase. In addition, the increase in gross profit was partially offset by a $0.5 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $4.1 million or 16.1% of revenue for the second quarter of 2017 was consistent with second quarter 2016 gross profit of $4.1 million or 15.8% of revenue.

Sandy Training & Marketing gross profit of $4.1 million or 14.4% of revenue for the second quarter of 2017 increased by $0.2 million or 6.4% when compared to gross profit of $3.8 million or 14.0% of revenue for the second quarter of 2016 due to the organic revenue increases noted above.

Performance Readiness Solutions gross profit of $4.1 million or 17.3% of revenue for the second quarter of 2017 increased by $1.3 million or 45.1% when compared to gross profit of $2.8 million or 14.6% of revenue for the second quarter of 2016. The increase in gross profit is primarily due to a $0.6 million increase attributable to acquisitions and the remaining $0.7 million increase is primarily due to the organic revenue growth noted above and a decrease in costs due to cost cutting measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million or 7.8% from $12.3 million for the second quarter of 2016 to $13.2 million for the second quarter of 2017. The increase in SG&A expenses is primarily due to a $1.1 million increase in costs relating to our new financial system implementation which we anticipate will go live in 2018.

Change in Fair Value of Contingent Consideration

We recognized a $0.1 million net loss on the change in fair value of contingent consideration related to acquisitions during the second quarter of 2017 compared to a net gain of $0.1 million in the second quarter of 2016. Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

Interest Expense

Interest expense increased to $0.5 million for the second quarter of 2017 from $0.4 million for the second quarter of 2016. The increase in interest expense is due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other (Expense) Income

Other expense was $0.1 million for the second quarter of 2017 compared to other income of $0.2 million for the second quarter of 2016, and consists primarily of income from a joint venture offset by foreign currency gains and losses in both periods. During the three months ended June 30, 2017, we had a $0.2 million net foreign currency loss compared to a $0.1 million net foreign currency gain during the same period in 2016, and a $0.1 million decrease in income from a joint venture compared to the corresponding period in 2016. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $2.6 million for the second quarter of 2017 compared to $3.1 million for the second quarter of 2016. The effective income tax rate was 30.7% and 38.3% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2017 Compared to the Six Months ended June 30, 2016

Our revenue increased $12.3 million or 5.1% and our gross profit increased $3.6 million or 9.3% during the six months ended June 30, 2017 compared to six months ended June 30, 2016. The net increase in revenue is due to a $8.9 million increase in our Performance Readiness Solutions segment, a $3.8 million increase in our Sandy Training & Marketing segment and a $0.5 million increase in our Learning Solutions segment, partially offset by a $0.9 million decline in our Professional & Technical Services segment. Foreign currency exchange rate declines resulted in a total $6.9 million decrease in U.S. dollar reported revenue during the six months ended June 30, 2017 across all segments. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, increased $1.7 million or 12.5% to $15.7 million for the six months ended June 30, 2017 compared to $14.0 million for the same period in 2016. The net increase in operating income is primarily due to a $3.6 million increase in gross profit, partially offset by a $2.0 million increase in SG&A expenses.

For the six months ended June 30, 2017, we had income before income tax expense of $14.5 million compared to $14.0 million for the six months ended June 30, 2016. Net income was $9.9 million, or $0.59 per diluted share, for the six months ended June 30, 2017, compared to net income of $8.7 million, or $0.52 per diluted share, for the six months ended June 30, 2016. Diluted weighted average shares outstanding were 16.8 million for both the six-month periods ended June 30, 2017 and 2016.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2017	2016
Learning Solutions	$103,149	$102,612
Professional & Technical Services	50,961	51,853
Sandy Training & Marketing	52,964	49,198
Performance Readiness Solutions	46,534	37,635
	$253,608	$241,298

Learning Solutions revenue increased $0.5 million or 0.5% during the six months ended June 30, 2017 compared to the same period in 2016. The revenue increase is due to the following:

•	A $4.3 million net increase in e-Learning content development and training business process outsourcing (BPO) services;

•	A $0.8 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016; and

•	A $0.5 million revenue increase attributable to the Emantras acquisition completed on April 1, 2017; partially offset by

•	A $5.1 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Professional & Technical Services revenue decreased $0.9 million or 1.7% during the six months ended June 30, 2017 compared to the same period in 2016. The net decrease in revenue is due to the following:

•	A $0.7 million net decrease in engineering and technical training services;

•	A $0.4 million net decrease in training services for energy clients;

•	A $0.4 million net decrease in training and technical services for oil and gas clients; and

•	A $1.3 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	A $1.9 million increase in alternative fuels design and build projects.

Sandy Training & Marketing revenue increased $3.8 million or 7.7% during the six months ended June 30, 2017 compared to the same period in 2016. The net increase is primarily due to the following:

•	A $2.7 million increase in training services for an automotive client related to a new luxury vehicle launch;

•	A $0.7 million increase in training services for in-dealership and other training programs for automotive customers;

•	A $0.2 million increase in magazine publications revenue due to an increase in the volume of publications delivered; and

•	A $0.2 million increase in glovebox portfolio revenue.
Performance Readiness Solutions revenue increased $8.9 million or 23.6% during the six months ended June 30, 2017 compared to the same period in 2016. The net decrease is primarily due to the following:

•	A $3.5 million increase attributable to the Maverick acquisition completed on October 1, 2016;

•	A $3.4 million increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	A $1.6 million increase in technical training services largely due to a new contract with an aerospace client; and

•	A $1.1 million increase in platform adoption training services; partially offset by

•	A $0.2 million decrease in performance consulting services; and

•	A $0.5 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2017		2016
		% Revenue		% Revenue
Learning Solutions	$18,864	18.3%	$19,276	18.8%
Professional & Technical Services	8,736	17.1%	7,990	15.4%
Sandy Training & Marketing	6,951	13.1%	6,281	12.8%
Performance Readiness Solutions	7,272	15.6%	4,724	12.6%
	$41,823	16.5%	$38,271	15.9%

Learning Solutions gross profit of $18.9 million or 18.3% of revenue for the six months ended June 30, 2017 decreased by $0.4 million or 2.1% when compared to gross profit of $19.3 million or 18.8% of revenue for the same period in 2016. The decrease in gross profit is primarily due to a one-time cost reduction related to a UK government funded skills training contract during the first quarter of 2016. In addition, there was a $1.2 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates. These gross profit decreases were offset by an increase in gross profit due to the revenue increases in this segment during the first half of 2017.

Professional & Technical Services gross profit of $8.7 million or 17.1% of revenue for the six months ended June 30, 2017 increased by $0.7 million or 9.3% when compared to gross profit of $8.0 million or 15.4% of revenue for the same period in 2016. Despite the net decline in revenue, gross profit increased primarily due to a decrease in indirect labor expense during the first half of 2017 compared to the same period in 2016.

Sandy Training and Marketing gross profit of $7.0 million or 13.1% of revenue for the six months ended June 30, 2017 increased by $0.7 million or 10.7% when compared to gross profit of $6.3 million or 12.8% of revenue for the same period in 2016 due to the organic revenue increases noted above.

Performance Readiness Solutions gross profit of $7.3 million or 15.6% of revenue for the six months ended June 30, 2017 increased by $2.5 million or 53.9% when compared to gross profit of $4.7 million or 12.6% of revenue for the same period in 2016. The increase in gross profit is primarily due to a $1.2 million increase attributable to acquisitions and the remaining $1.3 million increase is primarily due to the organic revenue growth noted above and a decrease in costs due to cost cutting measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million or 8.2% from $24.2 million for the six months ended June 30, 2016 to $26.2 million for the same period in 2017. The increase in SG&A expenses is primarily due to a $1.6 million increase in costs relating to our new financial system implementation which we anticipate will go live in 2018, a $0.2 million increase in bad debt expense, and a $0.2 million increase in legal costs primarily related to acquisitions.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.1 million compared to a net loss of $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Interest Expense

Interest expense increased $0.4 million from $0.6 million for the six months ended June 30, 2016 to $1.0 million for the same period in 2017. The increase in interest expense is due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other (Expense) Income

Other expense was $0.2 million for the six months ended June 30, 2017 compared to other income of $0.6 million for the same period in 2016 and consisted primarily of income from a joint venture and foreign currency gains and losses. During the six months ended June 30, 2017, we had a $0.2 million net foreign currency loss compared to a $0.4 million net foreign currency gain during the same period in 2016, and a $0.3 million decrease in income from a joint venture compared to the corresponding period in 2016. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $4.6 million for the six months ended June 30, 2017 compared to $5.3 million for the same period in 2016. The effective income tax rate was 31.6% and 37.7% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $54.8 million at June 30, 2017 compared to $59.9 million at December 31, 2016. As of June 30, 2017 we had $24.5 million of short-term borrowings and $34.0 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($70.1 million of available borrowings as of June 30, 2017) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2017, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $23.7 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2017 and 2016, we repurchased approximately 101,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.4 million and $8.0 million, respectively. As of June 30, 2017, there was approximately $3.6 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of June 30, 2017 Maximum contingent consideration due in
		2017	2018	2019-2020	Total
Maverick	$0 - $10,000	$5,000	$5,000	$—	$10,000
McKinney Rogers	$0 - $18,000	967	4,000	8,000	12,967
Emantras		—	*	—	—
		$5,967	$9,000	$8,000	$22,967

* There is no maximum contingent consideration payable to the seller.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 23% and 22% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% of our consolidated revenue for both of the six-month periods ended June 30, 2017 and 2016. As of June 30, 2017, accounts receivable from a single automotive customer totaled $16.4 million, or 16%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 19% and 21% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 13% and 15% of our consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $24.9 million, or 17%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2017 or 2016 or consolidated accounts receivable balance as of June 30, 2017.

Cash Flows

Six Months ended June 30, 2017 Compared to the Six Months ended June 30, 2016

Our cash and cash equivalents balance increased $7.4 million from $16.3 million as of December 31, 2016 to $23.7 million as of June 30, 2017. The increase in cash and cash equivalents during the six months ended June 30, 2017 resulted from cash provided by operating activities of $19.8 million, cash used in investing activities of $9.0 million, cash used in financing activities of $4.5 million and a positive effect of exchange rates changes on cash of $1.1 million.

Cash provided by operating activities was $19.8 million for the six months ended June 30, 2017 compared to $10.0 million for the same period in 2016. The increase in cash from operations is primarily due to a net favorable change in working capital balances during the six months ended June 30, 2017 compared to the same period in 2016.

Cash used in investing activities was $9.0 million for the six months ended June 30, 2017 compared to $4.8 million for the same period in 2016. The increase in cash used is primarily due to $4.1 million increase in cash paid to complete acquisitions and a $0.8 million increase in fixed asset additions.

Cash used in financing activities was $4.5 million for the six months ended June 30, 2017 compared to $10.8 million for the same period in 2016. The decrease in cash used in financing activities is primarily due a $5.5 million decrease in cash used for share repurchases during the first half of 2017 compared to the first half of 2016.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of June 30, 2017, our fixed coverage charge ratio was 2.0 to 1.0 and our leverage ratio was 1.3 to 1.0, all of which were in compliance with the Credit Agreement.

As of June 30, 2017, our total long-term debt outstanding under the term loan was $34.0 million. In addition, there were $24.5 million of borrowings outstanding and $70.1 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2017, the weighted average interest rate on our borrowings was 2.6%.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was less than $0.1 million as of June 30, 2017 and is included in other liabilities on the condensed consolidated balance sheet.

In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.3 million as of June 30, 2017 and is included in other assets on the condensed consolidated balance sheet.

Off-Balance Sheet Commitments

As of June 30, 2017, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. Borrowings under our Credit Agreement bear interest based on a variable rate. The maximum interest rate on our borrowings under the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. As such, we are exposed to interest rate risk relating to the fluctuations in the LIBOR rate. In an effort to manage our exposure to this risk, we entered into interest rate derivative contracts discussed in further detail below.
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was less than $0.1 million as of June 30, 2017 and is included in other liabilities on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.3 million as of June 30, 2017 and is included in other assets on the condensed consolidated balance sheet.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2017:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2017	7,204	(2)	$27.18	—	$4,376,000
May 1 - 31, 2017	28,689		$24.42	28,689	$3,674,000
June 1 - 30, 2017	11,437	(2)	$26.23	1,730	$3,631,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the second quarter of 2017.

Item 6.	Exhibits

31.1
Certification of Chief Executive Officer of the Company dated July 27, 2017 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated July 27, 2017 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated July 27, 2017 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

July 27, 2017	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

July 27, 2017	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer