Form 10-Q
period 2017-09-30
GP STRATEGIES CORP
filed 2017-11-02
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2017
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of October 27, 2017 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,783,621 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash	$18,020	$16,346
Accounts and other receivables, less allowance for doubtful accounts of $1,004 in 2017 and $1,091 in 2016	96,460	105,549
Costs and estimated earnings in excess of billings on uncompleted contracts	52,590	39,318
Prepaid expenses and other current assets	18,368	11,481
Total current assets	185,438	172,694
Property, plant and equipment	22,564	20,053
Accumulated depreciation	(17,155)	(15,506)
Property, plant and equipment, net	5,409	4,547
Goodwill	144,374	127,772
Intangible assets, net	9,318	5,825
Other assets	6,535	4,763
	$351,074	$315,601
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$27,506	$17,694
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	76,162	64,596
Billings in excess of costs and estimated earnings on uncompleted contracts	16,621	18,545
Total current liabilities	132,289	112,835
Long-term debt	19,000	28,000
Other noncurrent liabilities	10,078	7,270
Total liabilities	161,367	148,105

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	107,675	106,569
Retained earnings	106,938	93,845
Treasury stock at cost	(10,528)	(11,628)
Accumulated other comprehensive loss	(14,550)	(21,462)
Total stockholders’ equity	189,707	167,496
	$351,074	$315,601

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$124,097	$121,978	$377,705	$363,276
Cost of revenue	105,451	101,974	317,236	305,001
Gross profit	18,646	20,004	60,469	58,275
Selling, general and administrative expenses	14,553	11,996	40,785	36,245
Gain (loss) on change in fair value of contingent consideration, net	268	(3)	369	(74)
Operating income	4,361	8,005	20,053	21,956
Interest expense	511	366	1,483	970
Other income (expense)	74	(28)	(108)	601
Income before income tax expense	3,924	7,611	18,462	21,587
Income tax expense	643	2,809	5,232	8,072
Net income	$3,281	$4,802	$13,230	$13,515

Basic weighted average shares outstanding	16,750	16,646	16,736	16,694
Diluted weighted average shares outstanding	16,896	16,747	16,856	16,800

Per common share data:
Basic earnings per share	$0.20	$0.29	$0.79	$0.81
Diluted earnings per share	$0.19	$0.29	$0.78	$0.80

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,281	$4,802	$13,230	$13,515
Foreign currency translation adjustments	2,575	(1,950)	7,051	(6,062)
Change in fair value of interest rate cap, net of tax	(28)	—	(137)	—
Change in fair value of interest rate swap, net of tax	$21	$—	$(2)	$—
Comprehensive income	$5,849	$2,852	$20,142	$7,453

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016
(Unaudited, in thousands)

	2017	2016
Cash flows from operating activities:
Net income	$13,230	$13,515
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on change in fair value of contingent consideration, net	(369)	74
Depreciation and amortization	5,153	4,969
Deferred income taxes	(421)	(1,596)
Non-cash compensation expense	4,876	4,456
Changes in other operating items:
Accounts and other receivables	11,805	(1,054)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,670)	(8,655)
Prepaid expenses and other current assets	(6,232)	(4,793)
Accounts payable and accrued expenses	8,145	10,791
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,203)	(4,361)
Contingent consideration payments in excess of fair value on acquisition date	—	(540)
Other	(140)	(908)
Net cash provided by operating activities	21,174	11,898

Cash flows from investing activities:
Additions to property, plant and equipment	(2,324)	(1,184)
Acquisitions, net of cash acquired	(11,112)	(2,161)
Other investing activities	(981)	(2,037)
Net cash used in investing activities	(14,417)	(5,382)

Cash flows from financing activities:
Proceeds from short-term borrowings	9,749	10,765
Repayment of long-term debt	(9,000)	(10,000)
Contingent consideration payments	(967)	(2,085)
Change in negative cash book balance	(2,813)	(1,651)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(604)	(400)
Repurchases of common stock in the open market	(2,419)	(7,959)
Premium paid for interest rate cap	(474)	—
Other financing activities	120	175
Net cash used in financing activities	(6,408)	(11,155)

Effect of exchange rate changes on cash and cash equivalents	1,325	(696)
Net increase (decrease) in cash	1,674	(5,335)
Cash at beginning of period	16,346	21,030
Cash at end of period	$18,020	$15,695

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,381	$947
Cash paid during the period for income taxes	4,874	6,228
Accrued contingent consideration	5,613	410
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2017 and 2016 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2017 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Recent Accounting Standards

Accounting Standard Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"), which simplifies several areas of accounting for share-based compensation arrangements. Upon adoption, ASU 2016-09 requires that excess tax benefits or deficiencies for share-based payments be recorded as income tax expense or benefit and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as was previously required. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption was permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to make an accounting policy change to recognize forfeitures as they occur. The impact of adoption on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.1 million, decreasing opening retained earnings. We recognized an income tax benefit of $0.2 million relating to excess tax benefits on stock-based compensation awards during the nine months ended September 30, 2017 and could experience volatility in our effective income tax rate in the future as a result of this accounting change. We also elected to prospectively apply the change in presentation on the statement of cash flows and did not reclassify excess tax benefits on stock-based compensation from financing to operating cash flows for the prior period presented.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public companies for annual and interim periods beginning after December 15, 2017, which requires us to adopt the standard in the first quarter of 2018. Companies can elect to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment recognized at the date of adoption. We plan to adopt the standard effective January 1, 2018 using the modified retrospective approach with a cumulative effect adjustment at the date of adoption. We have performed an assessment of the impact of the ASU and developed a transition plan, including necessary changes to policies, processes and internal controls. While our assessment is substantially complete, we are currently still evaluating the quantitative impact of the changes to our financial statements and preparing for the expanded disclosure requirements. Based on our assessment to date, we believe the new standard will result in a change in revenue recognition on certain fixed price projects from a proportional performance method, where revenue is currently recognized over contract performance, to a point in time method, where revenue would be recognized upon completion of our performance obligations. This change could result in a shift in the timing of revenue recognition, causing quarter to quarter revenue fluctuations, however, an estimate of the magnitude of the impact to our consolidated financial statements cannot be made at this time.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard will ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018 but early adoption is permitted. We are currently evaluating ASU 2017-12 and the impact of its adoption on our consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% of our consolidated revenue for both of the nine-month periods ended September 30, 2017 and 2016. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the nine-month periods ended September 30, 2017 and 2016. As of September 30, 2017, accounts receivable from a single automotive customer totaled $10.9 million, or 11%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 20% and 21% of our consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $28.3 million, or 19%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2017 or 2016 or consolidated accounts receivable balance as of September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Non-dilutive instruments	—	—	17	59

Dilutive common stock equivalents	146	101	120	106

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(5)	Acquisitions

YouTrain
On August 31, 2017, we acquired the entire share capital of YouTrain Limited ("YouTrain"), an independent training company delivering IT, digital and life sciences skills training in Scotland and North West England. The upfront purchase price was $4.9 million which was paid in cash at closing. In addition, the purchase price is subject to a completion accounts adjustment which is expected to be settled during the fourth quarter of 2017. The preliminary purchase price allocation is subject to change and is expected to be finalized in the fourth quarter of 2017. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired YouTrain business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired YouTrain business is included in our United Kingdom subsidiary and its functional currency is the British Pound Sterling. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.
The following table summarizes the fair value of the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$4,898
Estimated completion accounts payment	180
Total purchase price	$5,078
		Amortization
Purchase price allocation:		Period
Cash	$673
Accounts receivable and other current assets	248
Fixed assets	215
Customer-related intangible assets	1,313	5 years
Goodwill	3,228
Total assets	5,677

Accounts payable and accrued expenses	322
Billings in excess of costs and estimated earnings on uncompleted contracts	28
Deferred tax liability	249
Total liabilities	599

Net assets acquired	$5,078

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $2.1 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. The total estimated fair value of the purchase consideration was $1.3 million which consists primarily of intangible assets of $0.3 million being amortized over three years from the acquisition date and goodwill of $1.0 million. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired CLS business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

The following table summarizes the fair value of the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$3,259
Fair value of contingent consideration	4,505
Total purchase price	$7,764
		Amortization
Purchase price allocation:		Period
Technology-related intangible assets	$2,704	5 years
Customer-related intangible assets	653	5 years
Marketing-related intangible assets (tradename)	121	3 years
Goodwill	5,196
Total assets	8,674

Accrued expenses	44
Billings in excess of costs and estimated earnings on uncompleted contracts	866
Total liabilities	910

Net assets acquired	$7,764

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Learning Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.
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

September 30, 2017
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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of September 30, 2017 Maximum contingent consideration due in
		2017	2018	2019-2020	Total
Maverick	$0 - $10,000	$5,000	$5,000	$—	$10,000
McKinney Rogers	$0 - $18,000	967	4,000	8,000	12,967
Emantras		—	*	—	—
CLS	$0 - $2,132	—	2,132	—	2,132
		$5,967	$11,132	$8,000	$25,099

* There is no maximum contingent consideration payable to the seller.
Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2016 to September 30, 2017 (dollars in thousands):

	Liability as of December 31,			Change in Fair Value of Contingent	Foreign Currency	Liability as of September 30,
Acquisition:	2016	Additions	Payments	Consideration	Translation	2017
Maverick	$5,258	$—	—	$775	$—	$6,033
McKinney Rogers	—	4,505	(967)	(1,156)	—	2,382
Emantras	—	220	—	5	—	225
CLS	—	888	—	7	33	928
Total	$5,258	$5,613	$(967)	$(369)	$33	$9,568
As of September 30, 2017 and December 31, 2016, contingent consideration considered a current liability and included in accounts payable totaled $5.3 million and $3.6 million, respectively. As of September 30, 2017 and December 31, 2016 we also had accrued contingent consideration totaling $4.3 million and $1.7 million respectively, related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2017 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy Training & Marketing	Performance Readiness Solutions	Total
Balance as of December 31, 2016	$49,079	$42,364	$653	$35,676	$127,772
Acquisitions	6,384	—	—	6,301	12,685
Foreign currency translation	3,041	616	—	260	3,917
Balance as of September 30, 2017	$58,504	$42,980	$653	$42,237	$144,374

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2017
Customer relationships	$16,280	$(10,385)	$5,895
Intellectual property and other	4,298	(875)	3,423
	$20,578	$(11,260)	$9,318

December 31, 2016
Customer relationships	$14,595	$(9,855)	$4,740
Intellectual property and other	2,311	(1,226)	1,085
	$16,906	$(11,081)	$5,825

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Non-qualified stock options	$1	$6	$6	$81
Restricted stock units	891	801	2,569	2,011
Board of Directors stock grants	93	86	248	233
Total stock-based compensation expense	$985	$893	$2,823	$2,325

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2017, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2016	67,550	$15.34
Granted	—	—
Exercised	(59,050)	15.11
Forfeited	(100)	19.38
Expired	(400)	19.38
Outstanding at September 30, 2017	8,000	$16.80	0.67	$112,000
Exercisable at September 30, 2017	7,400	$16.59	0.64	$106,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
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

	Nine Months Ended September 30, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	207,016	$29.85
Granted	55,350	24.62
Vested	(41,668)	20.61
Forfeited	(4,947)	25.21
Outstanding and unvested, end of period	215,751	$30.40

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

Summarized share information for our performance-based restricted stock units is as follows:

	Nine Months Ended September 30, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	124,394	$31.08
Granted	104,590	23.65
Vested	—	—
Forfeited	—	—
Outstanding and unvested, end of period	228,984	$27.69

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2017. As of September 30, 2017, our total long-term debt outstanding under the term loan was $31.0 million. In addition, there were $27.5 million of borrowings outstanding and $67.2 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2017, the weighted average interest rate on our borrowings was 2.8%.
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was less than $0.1 million as of September 30, 2017 and is included in other liabilities on the condensed consolidated balance sheet. The derivative liability is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.2 million as of September 30, 2017 and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(9)	Income Taxes

Income tax expense was $5.2 million, or an effective income tax rate of 28.3%, for the nine months ended September 30, 2017 compared to $8.1 million, or an effective income tax rate of 37.4%, for the nine months ended September 30, 2016. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2017, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2013 through 2016 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2017 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2016	$172	$106,569	$93,845	$(11,628)	$(21,462)	$167,496
Cumulative effect adjustment of adopting ASU 2016-09	—	234	(137)	—	—	97
Adjusted balance at December 31, 2016	172	106,803	93,708	(11,628)	(21,462)	167,593
Net income	—	—	13,230	—	—	13,230
Foreign currency translation adjustment	—	—	—	—	7,051	7,051
Change in fair value of interest rate cap, net of tax	—	—	—	—	(137)	(137)
Change in fair value of interest rate swap, net of tax	—	—	—	—	(2)	(2)
Repurchases of common stock	—	—	—	(2,419)	—	(2,419)
Stock-based compensation expense	—	2,823	—	—	—	2,823
Issuance of stock for employer contributions to retirement plan	—	11	—	2,042	—	2,053
Net issuances of stock pursuant to stock compensation plans and other	—	(1,962)	—	1,477	—	(485)
Balance at September 30, 2017	$172	$107,675	$106,938	$(10,528)	$(14,550)	$189,707

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2017 and 2016, we repurchased approximately 101,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.4 million and $8.0 million, respectively. As of September 30, 2017, there was approximately $3.6 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017
(Unaudited)

(11)	Business Segments

As of September 30, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

September 30, 2017
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Learning Solutions	$54,801	$51,379	$157,950	$153,991
Professional & Technical Services	24,443	25,111	75,404	76,964
Sandy Training & Marketing	22,730	26,612	75,694	75,810
Performance Readiness Solutions	22,123	18,876	68,657	56,511
	$124,097	$121,978	$377,705	$363,276
Gross profit:
Learning Solutions	$10,425	$9,796	$29,289	$29,072
Professional & Technical Services	1,721	3,596	10,457	11,586
Sandy Training & Marketing	3,245	3,619	10,196	9,900
Performance Readiness Solutions	3,255	2,993	10,527	7,717
Total gross profit	18,646	20,004	60,469	58,275
Selling, general and administrative expenses	14,553	11,996	40,785	36,245
Gain (loss) on change in fair value of contingent consideration, net	268	(3)	369	(74)
Operating income	4,361	8,005	20,053	21,956
Interest expense	511	366	1,483	970
Other income (expense)	74	(28)	(108)	601
Income before income tax expense	$3,924	$7,611	$18,462	$21,587

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

As of September 30, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisitions

YouTrain
On August 31, 2017, we acquired the entire share capital of YouTrain Limited ("YouTrain"), an independent training company delivering IT, digital and life sciences skills training in Scotland and North West England. The upfront purchase price was $4.9 million which was paid in cash at closing. In addition, the purchase price is subject to a completion accounts adjustment which is estimated to be an additional payment of $0.2 million which is expected to be settled during the fourth quarter of 2017. The preliminary purchase price allocation is subject to change and is expected to be finalized in the fourth quarter of 2017. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired YouTrain business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $2.1 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. The total estimated fair value of the purchase consideration was $1.3 million which consists primarily of intangible assets of $0.3 million being amortized over three years from the acquisition date and goodwill of $1.0 million. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired CLS business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company.We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that the contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Learning Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

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

Operating Highlights

Three Months ended September 30, 2017 Compared to the Three Months ended September 30, 2016

Our revenue increased $2.1 million or 1.7% during the third quarter of 2017 compared to the third quarter of 2016. The net increase is due to a $3.4 million increase in our Learning Solutions segment and a $3.2 million increase in our Performance Readiness Solutions segment, partially offset by a $3.9 million decrease in our Sandy Training & Marketing segment and a $0.7 million decline in our Professional & Technical Services segment. Foreign currency exchange rate changes resulted in a total $0.3 million increase in U.S. dollar reported revenue during the third quarter of 2017. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $3.6 million or 45.5% to $4.4 million for the third quarter of 2017 compared to $8.0 million for the third quarter of 2016. The net decrease in operating income is primarily due to a $1.4 million decrease in gross profit, a $2.6 million increase in selling, general and administrative expenses and a $0.3 million increase in the change in fair value of contingent consideration during the third quarter of 2017.

For the three months ended September 30, 2017, we had income before income tax expense of $3.9 million compared to $7.6 million for the three months ended September 30, 2016. Net income was $3.3 million, or $0.19 per diluted share, for the three months ended September 30, 2017, compared to net income of $4.8 million, or $0.29 per diluted share, for the three months ended September 30, 2016. Diluted weighted average shares outstanding were 16.9 million for the third quarter of 2017 compared to 16.7 million for the third quarter of 2016.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2017	2016
Learning Solutions	$54,801	$51,379
Professional & Technical Services	24,443	25,111
Sandy Training & Marketing	22,730	26,612
Performance Readiness Solutions	22,123	18,876
	$124,097	$121,978

Learning Solutions revenue increased $3.4 million or 6.7% during the third quarter of 2017 compared to the third quarter of 2016. The revenue increase is due to the following:

•	A $2.3 million net increase in e-Learning content development and training business process outsourcing (BPO) services;

•	A $0.5 million revenue increase attributable to the Emantras acquisition completed on April 1, 2017;

•	A $0.3 million revenue increase attributable to the YouTrain acquisition completed August 31, 2017; and

•	A $0.3 million net increase in revenue due to favorable changes in foreign currency exchange rates.
Professional & Technical Services revenue decreased $0.7 million or 2.7% during the third quarter of 2017 compared to the third quarter of 2016. The revenue decrease is due to the following:

•
A $1.3 million cumulative revenue adjustment due to a contract performance dispute resulting in an increase in estimated costs to complete a project for a foreign oil & gas client during the third quarter of 2017; partially offset by

•	A $0.6 million net increase in engineering and technical training services.
Sandy Training & Marketing revenue decreased $3.9 million or 14.6% during the third quarter of 2017 compared to the third quarter of 2016. The net decrease is primarily due to the following:

•	A net $4.0 million decrease in training services for automotive clients primarily due to the completion of a non-recurring vehicle launch event that contributed to higher revenue in 2016; and

•	A $0.4 million decrease in glovebox portfolio revenue; partially offset by

•
A $0.5 million increase in magazine publications revenue due to a partial shipment of publications during the third quarter of 2017 for which the prior year publication was entirely delivered in the fourth quarter of 2016.

Performance Readiness Solutions revenue increased $3.2 million or 17.2% during the third quarter of 2017 compared to the third quarter of 2016. The revenue increase is due to the following:

•	A $2.1 million increase attributable to the Maverick acquisition completed on October 1, 2016;

•	A $1.2 million increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	A $0.3 million increase attributable to the CLS acquisition completed on August 31, 2017; and

•	A $0.3 million increase in technical training services largely due to a new contract with an aerospace client; partially offset by

•	A $0.7 million net revenue decrease primarily in leadership development services.
Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2017		2016
		% Revenue		% Revenue
Learning Solutions	$10,425	19.0%	$9,796	19.1%
Professional & Technical Services	1,721	7.0%	3,596	14.3%
Sandy Training & Marketing	3,245	14.3%	3,619	13.6%
Performance Readiness Solutions	3,255	14.7%	2,993	15.9%
	$18,646	15.0%	$20,004	16.4%

Learning Solutions gross profit of $10.4 million or 19.0% of revenue for the third quarter of 2017 increased by $0.6 million or 6.4% compared to gross profit of $9.8 million or 19.1% of revenue for the third quarter of 2016 primarily due to the revenue increase noted above.

Professional & Technical Services gross profit of $1.7 million or 7.0% of revenue for the third quarter of 2017 decreased by $1.9 million or 52.1% compared to gross profit of $3.6 million or 14.3% of revenue for the third quarter 2016. The decrease is primarily due to a $2.6 million gross profit reduction (which includes the $1.3 million cumulative revenue adjustment noted above and a $1.3 million contract loss reserve) due to a contract performance dispute resulting in an increase in estimated costs to complete a project for a foreign oil & gas client during the third quarter of 2017. Excluding this reduction, gross profit increased $0.7 million due to an increase in higher margin revenue streams during third quarter of 2017 compared to the third quarter of 2016.

Sandy Training & Marketing gross profit of $3.2 million or 14.3% of revenue for the third quarter of 2017 decreased by $0.4 million or 10.3% when compared to gross profit of $3.6 million or 13.6% of revenue for the third quarter of 2016 due to the revenue decrease noted above.

Performance Readiness Solutions gross profit of $3.3 million or 14.7% of revenue for the third quarter of 2017 increased by $0.3 million or 8.8% when compared to gross profit of $3.0 million or 15.9% of revenue for the third quarter of 2016 primarily due to gross profit contributed by acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.6 million or 21.3% from $12.0 million for the third quarter of 2016 to $14.6 million for the third quarter of 2017. The increase in SG&A expenses is primarily due to a $1.3 million increase in costs relating to our new financial system implementation which we anticipate will go live in 2018, a $0.6 million increase in labor and benefits expense, a $0.2 million increase in amortization expense, a $0.2 million increase in bad debt expense and a $0.3 million net increase in miscellaneous other expenses.

Change in Fair Value of Contingent Consideration

We recognized a $0.3 million net gain on the change in fair value of contingent consideration related to acquisitions during the third quarter of 2017 compared to a negligible loss in the third quarter of 2016. Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

Interest Expense

Interest expense increased to $0.5 million for the third quarter of 2017 from $0.4 million for the third quarter of 2016. The increase in interest expense is due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other Income (Expense)

Other income increased $0.1 million during the third quarter of 2017 primarily due to an increase in income from a joint venture. Other income (expense) consists primarily of income from a joint venture and foreign currency gains and losses. For both of the quarters ended September 30, 2017 and 2016, we had net foreign currency losses totaling less than $0.1 million. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $0.6 million for the third quarter of 2017 compared to $2.8 million for the third quarter of 2016. The effective income tax rate was 16.4% and 36.9% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions, coupled with lower projected U.S. income and certain discrete items that occurred in the third quarter of 2017. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2017 Compared to the Nine Months ended September 30, 2016

Our revenue increased $14.4 million or 4.0% during the nine months ended September 30, 2017 compared to nine months ended September 30, 2016. The net increase in revenue is due to a $12.1 million increase in our Performance Readiness Solutions segment and a $4.0 million increase in our Learning Solutions segment, partially offset by a $1.6 million decrease in our Professional & Technical Services segment and a $0.1 million decrease in our Sandy Training & Marketing segment. Foreign currency exchange rate declines resulted in a total $6.6 million decrease in U.S. dollar reported revenue during the nine months ended September 30, 2017 across all segments. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $1.9 million or 8.7% to $20.1 million for the nine months ended September 30, 2017 compared to $22.0 million for the same period in 2016. The net decrease in operating income is primarily due to a $4.5 million increase in SG&A expenses, partially offset by a $2.2 million net increase in gross profit and a $0.4 million increase in the gain on change in fair value of contingent consideration.

For the nine months ended September 30, 2017, we had income before income tax expense of $18.5 million compared to $21.6 million for the nine months ended September 30, 2016. Net income was $13.2 million, or $0.78 per diluted share, for the nine months ended September 30, 2017, compared to net income of $13.5 million, or $0.80 per diluted share, for the nine months ended

September 30, 2016. Diluted weighted average shares outstanding were 16.9 million for the nine months ended September 30, 2017 compared to 16.8 million for the same period in 2016.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2017	2016
Learning Solutions	$157,950	$153,991
Professional & Technical Services	75,404	76,964
Sandy Training & Marketing	75,694	75,810
Performance Readiness Solutions	68,657	56,511
	$377,705	$363,276

Learning Solutions revenue increased $4.0 million or 2.6% during the nine months ended September 30, 2017 compared to the same period in 2016. The revenue increase is due to the following:

•	A $6.7 million net increase in e-Learning content development and training business process outsourcing (BPO) services;

•	A $0.8 million increase attributable to the Jencal Training acquisition completed on March 1, 2016;

•	A $0.9 million revenue increase attributable to the Emantras acquisition completed on April 1, 2017; and

•	A $0.3 million increase attributable to the YouTrain acquisition completed on August 31, 2017; partially offset by

•	A $4.7 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
Professional & Technical Services revenue decreased $1.6 million or 2.0% during the nine months ended September 30, 2017 compared to the same period in 2016. The net decrease in revenue is due to the following:

•
A $1.3 million cumulative revenue adjustment due to a contract performance dispute resulting in an increase in estimated costs to complete a project for a foreign oil & gas client during the third quarter of 2017;

•	A $0.5 million net decrease in engineering and technical training services;

•	A $0.5 million net decrease in training services for energy clients;

•	A $1.3 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	A $2.0 million increase in alternative fuels design and build projects.
Sandy Training & Marketing revenue decreased $0.1 million or 0.2% during the nine months ended September 30, 2017 compared to the same period in 2016. The net decrease is primarily due to the following:

•	A net $0.6 million decrease in training services for automotive clients primarily due to the completion of a non-recurring vehicle launch event that contributed to higher revenue in 2016; and

•	A $0.2 million decrease in glovebox portfolio revenue; partially offset by

•	A $0.7 million increase in magazine publications revenue due to an increase in the volume and scope of publications delivered.
Performance Readiness Solutions revenue increased $12.1 million or 21.5% during the nine months ended September 30, 2017 compared to the same period in 2016. The net decrease is primarily due to the following:

•	A $5.6 million increase attributable to the Maverick acquisition completed on October 1, 2016;

•	A $4.6 million increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	A $0.3 million increase attributable to the CLS acquisition completed on August 31, 2017;

•	A $1.9 million increase in technical training services largely due to a new contract with an aerospace client; and

•	A $1.0 million increase in platform adoption training services; partially offset by

•	A $0.7 million net decrease primarily in leadership development services; and

•	A $0.6 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2017		2016
		% Revenue		% Revenue
Learning Solutions	$29,289	18.5%	$29,072	18.9%
Professional & Technical Services	10,457	13.9%	11,586	15.1%
Sandy Training & Marketing	10,196	13.5%	9,900	13.1%
Performance Readiness Solutions	10,527	15.3%	7,717	13.7%
	$60,469	16.0%	$58,275	16.0%

Learning Solutions gross profit of $29.3 million or 18.5% of revenue for the nine months ended September 30, 2017 increased by $0.2 million or 0.7% when compared to gross profit of $29.1 million or 18.9% of revenue for the same period in 2016 primarily due to the revenue increase noted above.

Professional & Technical Services gross profit of $10.5 million or 13.9% of revenue for the nine months ended September 30, 2017 decreased by $1.1 million or 9.7% when compared to gross profit of $11.6 million or 15.1% of revenue for the same period in 2016. The decrease is primarily due to a $2.6 million gross profit reduction (which includes the $1.3 million cumulative revenue adjustment noted above and a $1.3 million contract loss reserve) due to a contract performance dispute resulting in an increase in estimated costs to complete a project for a foreign oil & gas client during the third quarter of 2017. Excluding this reduction, gross profit increased $1.5 million due to an increase in higher margin revenue streams during the nine months ended September 30, 2017 as compared to the same period in 2016.

Sandy Training and Marketing gross profit of $10.2 million or 13.5% of revenue for the nine months ended September 30, 2017 increased by $0.3 million or 3.0% when compared to gross profit of $9.9 million or 13.1% of revenue for the same period in 2016. Despite the slight revenue decline in this segment, gross profit increased due to a decrease in lower margin projects.

Performance Readiness Solutions gross profit of $10.5 million or 15.3% of revenue for the nine months ended September 30, 2017 increased by $2.8 million or 36.4% when compared to gross profit of $7.7 million or 13.7% of revenue for the same period in 2016. The increase in gross profit is primarily due to a $1.4 million increase attributable to acquisitions and the remaining $1.4 million increase is primarily due to the organic revenue growth noted above and a decrease in costs due to cost cutting measures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.5 million or 12.5% from $36.2 million for the nine months ended September 30, 2016 to $40.8 million for the same period in 2017. The increase in SG&A expenses is primarily due to a $2.9 million increase in costs relating to our new financial system implementation which we anticipate will go live in 2018, a $0.4 million increase in bad debt expense, a $0.3 million increase in amortization expense, a $0.2 million increase in legal costs primarily related to acquisitions and a net increase in other costs of $0.7 million primarily due to increased labor and benefits.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.4 million compared to a net loss of $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Interest Expense

Interest expense increased $0.5 million from $1.0 million for the nine months ended September 30, 2016 to $1.5 million for the same period in 2017. The increase in interest expense is primarily due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other Income (Expense)

Other expense was $0.1 million for the nine months ended September 30, 2017 compared to other income of $0.6 million for the same period in 2016 and consisted primarily of income from a joint venture and foreign currency gains and losses. During the nine months ended September 30, 2017, we had a $0.1 million decrease in income from a joint venture compared to the corresponding period in 2016. In addition, we had a $0.2 million net foreign currency loss for the nine months ended September 30, 2017 compared to a $0.3 million net foreign currency gain during the same period in 2016. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $5.2 million for the nine months ended September 30, 2017 compared to $8.1 million for the same period in 2016. The effective income tax rate was 28.3% and 37.4% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective income tax rate in 2017 compared to 2016 is primarily due to a change in the mix of taxable income from higher taxing jurisdictions to lower taxing jurisdictions. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $53.1 million at September 30, 2017 compared to $59.9 million at December 31, 2016. As of September 30, 2017 we had $27.5 million of short-term borrowings and $31.0 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($67.2 million of available borrowings as of September 30, 2017) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2017, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $17.9 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2017 and 2016, we repurchased approximately 101,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.4 million and $8.0 million, respectively. As of September 30, 2017, there was approximately $3.6 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of September 30, 2017 Maximum contingent consideration due in
		2017	2018	2019-2020	Total

Maverick	$0 - $10,000	$5,000	$5,000	$—	$10,000
McKinney Rogers	$0 - $18,000	967	4,000	8,000	12,967
Emantras		—	*	—	—
CLS	$0 - $2,132	—	2,132	—	2,132
		$5,967	$11,132	$8,000	$25,099

* There is no maximum contingent consideration payable to the seller.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22% of our consolidated revenue for both of the nine-month periods ended September 30, 2017 and 2016. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the nine-month periods ended September 30, 2017 and 2016. As of September 30, 2017, accounts receivable from a single automotive customer totaled $10.9 million, or 11%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 20% and 21% of our consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $28.3 million, or 19%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2017 or 2016 or consolidated accounts receivable balance as of September 30, 2017.

Cash Flows

Nine Months ended September 30, 2017 Compared to the Nine Months ended September 30, 2016

Our cash and cash equivalents balance increased $1.7 million from $16.3 million as of December 31, 2016 to $18.0 million as of September 30, 2017. The increase in cash and cash equivalents during the nine months ended September 30, 2017 resulted from cash provided by operating activities of $21.2 million, cash used in investing activities of $14.4 million, cash used in financing activities of $6.4 million and a positive effect of exchange rates changes on cash of $1.3 million.

Cash provided by operating activities was $21.2 million for the nine months ended September 30, 2017 compared to $11.9 million for the same period in 2016. The increase in cash from operations is primarily due to a net favorable change in working capital balances during the nine months ended September 30, 2017 compared to the same period in 2016.

Cash used in investing activities was $14.4 million for the nine months ended September 30, 2017 compared to $5.4 million for the same period in 2016. The increase in cash used is primarily due to $9.0 million increase in cash paid to complete acquisitions and a $1.1 million increase in fixed asset additions.

Cash used in financing activities was $6.4 million for the nine months ended September 30, 2017 compared to $11.2 million for the same period in 2016. The decrease in cash used in financing activities is primarily due a $5.5 million decrease in cash used for share repurchases during the nine months ended September 30, 2017 compared to the same period in 2016, partially offset by $0.5 million of cash paid for a premium on an interest rate cap agreement which is discussed more fully below.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of September 30, 2017, our fixed coverage charge ratio was 1.7 to 1.0 and our leverage ratio was 1.5 to 1.0, all of which were in compliance with the Credit Agreement.

As of September 30, 2017, our total long-term debt outstanding under the term loan was $31.0 million. In addition, there were $27.5 million of borrowings outstanding and $67.2 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2017, the weighted average interest rate on our borrowings was 2.8%.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was less than $0.1 million as of September 30, 2017 and is included in other liabilities on the condensed consolidated balance sheet.

In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.2 million as of September 30, 2017 and is included in other assets on the condensed consolidated balance sheet.

Off-Balance Sheet Commitments

As of September 30, 2017, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was less than $0.1 million as of September 30, 2017 and is included in other liabilities on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.2 million as of September 30, 2017 and is included in other assets on the condensed consolidated balance sheet.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2017:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2017	—		$—	—	$3,631,000
August 1 - 31, 2017	13,338	(2)	$28.41	—	$3,631,000
September 1 - 30, 2017	—		$—	—	$3,631,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the third quarter of 2017.

Item 6.	Exhibits

31.1
Certification of Chief Executive Officer of the Company dated November 2, 2017 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated November 2, 2017 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 2, 2017 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 2, 2017	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

November 2, 2017	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer