Form 10-K
period 2017-12-31
GP STRATEGIES CORP
filed 2018-03-01
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2017 was approximately $328,089,000.
The number of shares outstanding of the registrant’s Common Stock as of February 16, 2018:

Class	Outstanding
Common Stock, par value $.01 per share	16,592,007 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

PART I

Item 1:           Business

Company Overview

GP Strategies Corporation, which is a New York Stock Exchange (“NYSE”) listed company traded under the symbol GPX, is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

We are a global performance improvement and learning solutions provider focused on improving the effectiveness of organizations by delivering innovative and superior training, consulting and business improvement services, customized to meet the specific needs of our clients. We also provide leadership development, sales training, platform adoption, management consulting, engineering and technical services, learning outsourcing and multimedia solutions which enhance our customized learning capabilities and diversify our service offerings. We have global execution capabilities and provide services to a large customer base across a broad range of industries in over 50 countries. We serve leading companies in the automotive, financial services and insurance, pharmaceutical, oil and gas, power, chemical, electronics and technology, manufacturing, software, retail, healthcare, education and food and beverage industries, as well as government agencies. We have over five decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully aligning their employees, processes and technologies.

Over the last several years, we have focused on building our custom performance improvement and learning business through internal growth and the acquisition of complementary businesses. Since 2006, we have completed over 30 acquisitions to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach.  As a result, we’ve added product sales training and leadership training, and strengthened our digital learning and content development expertise, while also expanding further within Europe and Asia Pacific. Our acquisitions have also expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We also invested in global expansion through the establishment of over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We believe our expanded infrastructure and the ability to deliver globally will allow us to better support our existing client base as well as win new business for our comprehensive service offerings.

Operating Segments

For the year ended December 31, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, digital learning services, system hosting, managed learning services and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. This segment also provides apprenticeship and vocational skills training funded by an agency of the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organization performance solutions, including leadership development training, strategy-through-implementation consulting services and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications and higher education as well as government agencies.

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

Training. We provide custom training services and products to support our customers’ existing operations, as well as the launch of new plants, products, equipment, technologies and processes. Our training services are comprehensive, covering all aspects of an organization's needs, including:

•
Content and Curriculum Development. Services include a fundamental analysis of the client’s needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery. Our instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, computer-based, web-based, video-based and the full spectrum of digital learning technologies.

•
Digital Learning. Though part of our content development services, our digital learning capabilities distinguish themselves because we are able to function as a single-source digital learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content. While considered a custom content developer in this arena, we are also the creators of GPiLearn™, a packaged, web-based training curriculum designed to equip workers with specialized maintenance, mechanical, operator and technical skills throughout the energy industry (nuclear, fossil, hydroelectric, wind farms and other power generating plants) in order to address that industry's growing needs for a skilled and multi-skilled workforce.

•
Learning & Training Outsourcing. We offer a wide range of managed learning services, including design, delivery and global management of comprehensive learning programs for national and multinational businesses and government organizations. We can deliver our services individually or as a complete, integrated training solution. Solutions include the management of our customers’ training departments, as well as administrative processes, such as tuition assistance program management, vendor management, call center/help desk administration and learning management system (LMS) administration. Our services encompass a wide spectrum of learning engagements ranging from focusing on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. In addition, we automate a large amount of our customers’ tuition reimbursement programs by utilizing our own proprietary software.

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

Consulting. Our consulting services include training-related consulting services as well as more traditional business management and specialized consulting, including the areas of:

•
Learning & Development Transformation Consulting. We work with organizations on their learning and development transformation encompassing strategy development, governance, and execution that aligns with their key performance objectives and business goals.

•
Organization & Leadership Development. We recognize that true success occurs when all parts of the organization are aligned and prepared to tackle challenges in a unified manner.We work with organizations to design leadership development programs to serve the strategic and culture shifts their businesses need from their leaders.

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

•
Alternative Fueling Station Design and Engineering. We provide engineering design, permitting, fabrication, construction and maintenance of alternative fuel stations, including liquefied natural gas (LNG), liquid to compressed natural gas (LCNG), compressed natural gas (CNG) and hydrogen fueling stations for vehicle fleets and public-access stations in the United States.

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

Competitive Strengths

We believe our key competitive strengths include:

Global Delivery and Single-Source Custom Training Solutions Provider. We believe we are one of the largest independent single-source custom training solutions providers with the capability of delivering on a global basis in the markets in which we compete. We provide managed learning services solutions spanning the full life-cycle of the training process, including the management of training departments and administrative processes for our customers. We believe that the breadth of our service and product offerings, which encompass fully integrated managed learning services solutions as well as discrete services, allows us to better serve the needs of our clients by providing them with a single-source solution for custom training, consulting and technical and engineering services. We believe that the integration of our services into a single platform, together with our global presence and delivery capabilities, allows our customers to leverage an enterprise-wide solution to address their performance improvement needs in a way that streamlines their internal operations, improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of exceptional training solutions and have received numerous awards. In 2017, for the fourteenth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing, and for the tenth consecutive year selected us as one of the Top Sales Training Companies. During 2017, Training Industry, Inc. also selected us as a Top 20 Learning Portal Company, Top 20 Leadership Training Company, Top 20 Content Development Company and a Top 20 Health & Safety Training Company. We also won other industry awards including eleven Brandon Hall Excellence in Learning Awards and Top 500 Design Firm by Engineering News Record.

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

Well Positioned to Capitalize on the Large Product Sales Training Market. We believe that the introduction of new products with advanced features, combined with the growing amount and accessibility of information available to consumers, requires companies to maintain a highly skilled and technologically current sales force to effectively capture customer interest and confidence. In-house implementation of product sales training programs can be expensive and time-consuming as these programs typically involve significant levels of face-to-face training, in some cases across a large global sales force. In addition, product sales training tends to be a continuous process, as the pace of new products and features in many cases requires year-round updating of the sales force. We believe we have one of the industry’s leading product sales training platforms, and are well positioned to benefit from increased training outsourcing as companies look for ways to reduce costs.

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

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts.
The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2017:

Fixed fee per transaction	45%
Fixed price	22
Time-and-materials, including fixed rate	29
Cost-reimbursable	4
Total revenue	100%

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

International

We conduct our business globally and outside the United States primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 31% of our consolidated revenue for both of the years ended December 31, 2017 and 2016, respectively (see Note 12 to the accompanying Consolidated Financial Statements).

Customers

During 2017, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Fiat North America LLC; financial services companies such as HSBC, Bank of America, SunTrust Banks and PNC Bank; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Department of Health and Human Services and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Entergy and National Grid; pharmaceutical companies, such as Bristol-Myers Squibb, Merck & Co. and Pfizer; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., General Electric and United Technologies Corporation. During the year ended December 31, 2017, we provided services to 148 customers in the Fortune 500 and 127 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22%, 22% and 19% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 accounts receivable from a single automotive customer totaled $18.3 million, or 15% of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 20%, 21% and 21% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $26.1 million, or 16%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue in 2017 or consolidated accounts receivable balance as of December 31, 2017.

We believe the nature of our business, which includes established relationships with our clients, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 90% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $268.6 million as of December 31, 2017, most of which we anticipate will be recognized as revenue during 2018.

Employees

Our principal resource is our personnel. As of December 31, 2017, we had 3,645 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2017 Training Industry Report, U.S. training expenditures totaled approximately $90 billion in 2017, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $268.6 million and $284.6 million as of December 31, 2017 and 2016, respectively. The decrease in backlog in 2017 compared to December 31, 2016 is primarily due to the termination of a contract with a foreign oil & gas client during the fourth quarter of 2017. We anticipate that most of our backlog as of December 31, 2017 will be recognized as revenue during 2018. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, economic recession in both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 companies and their global equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate are weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including financial services institutions and automotive manufacturers.

During the years ended December 31, 2017, 2016 and 2015, revenue from our customers in the financial services & insurance sector accounted for approximately 20%, 21% and 21%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, billed and unbilled accounts receivable from this customer totaled $26.1 million, or 16%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2017, 2016 and 2015, revenue from our customers in the automotive industry accounted for approximately 22%, 22% and 19%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the years ended December 31, 2017 and 2016. As of December 31, 2017 accounts receivable from a single automotive customer totaled $18.3 million, or 15% of our consolidated accounts receivable balance. Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

Substantially all of our contracts are subject to termination on written notice and, therefore, our operations are dependent upon our customers’ continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third-parties to deliver such services.

Our successful performance of learning services under our Global Master Agreement with HSBC is subject to many risks.

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement, as originally written and as amended and restated in 2017, establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries have entered into local services agreements with certain members of HSBC’s group of companies in respect of countries in which the learning services are to be provided by us. The initial term of the Global Master Agreement was three years. In January 2016, we announced that HSBC exercised its option to extend the Global Master Agreement for two additional years, which extended the contract to July 2018. Effective February 23, 2018, the Global Master Agreement was extended to July 2019.

The Global Master Agreement requires us and our subsidiaries that are parties to local services agreements to identify over $10 million in total global savings on HSBC’s learning expenses over the initial three year term and $6.7 million over the two year extension period. This obligation is applicable only if we and our subsidiaries receive, globally, revenue of at least $30 million per year for each of the first three contract years and $35 million per year over the two year extension period. We are required to pay HSBC the shortfall, if any, for any calendar year, between the savings realized and the savings guaranteed for that year. We identified savings in excess of the amounts guaranteed.

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

Our successful performance of the Global Master Agreement and the associated local services agreements, is subject to many risks, including the effect(s) that fixed prices for four years, the guaranteed savings provision, the key milestone penalties and service level credits and the benchmarking requirements may have on our ability to perform services in a profitable manner; additional currency exchange rate exposure; local tax requirements and our need to concurrently establish and maintain reliable payroll, accounting, purchasing, tax management, employment practices, project management, asset management and information technology infrastructure in many countries where we did not have those capabilities.

The price of our common stock is highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•	changes in economic and general market conditions;

•	changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business;

•	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	sales of common stock by our directors, officers and significant stockholders;

•	factors affecting securities of companies included in the Russell 2000R Index, in which our common stock is included;

•	our failure to achieve operating results consistent with securities analysts’ projections; and

•	the operating and stock price performance of competitors.

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

As of December 31, 2017, we had goodwill of $144.8 million and other intangible assets of $8.4 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2017 and 2016 and there was no indication of impairment.

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

As of December 31, 2017, Sagard beneficially owned 3,639,367 shares or 21.7% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

We obtain many of our significant contracts through a competitive bidding process. Competitive bidding presents a number of risks, including, without limitation:

•	the need to compete against companies or teams of companies that may have more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

•	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing;

•	the need to compete to retain existing contracts that have in the past been awarded to us;

•	the expense and delay that may arise if our competitors protest or challenge new contract awards;

•	the need to submit proposals for scopes of work in advance of the completion of their design, which may result in unforeseen cost overruns;

•	the substantial cost and managerial time and effort, including design, development and marketing activities necessary to prepare bids and proposals for contracts that we may not win;

•	the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;

•	the need to locate and contract with teaming partners and subcontractors; and

•	the need to accurately estimate the resources and costs that will be required to perform over the term of the contract and any extension periods any fixed price or fixed rate contract that we win.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $268.6 million, $284.6 million and $239.1 million as of December 31, 2017, 2016 and 2015, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel.  The loss of one or more of our key personnel and a failure to attract, develop or promote suitable replacements for them could materially and adversely affect our business, results of operation or financial condition. In 2017, our President indicated an intention to leave in 2019 and in November we promoted one of our senior vice presidents to be our new President. We also removed an Executive Vice President who had led one of our business segments for many years, hired a new Chief Sales Officer, replaced our Chief Financial Officer and reorganized our business from four into two segments effective January 1, 2018.

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

Our future success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property, including our EtaPRO™ software.  Existing laws of some countries in which we provide or license or intend to provide or license our services or products may offer only limited protection of our intellectual property rights.  We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.  Protecting our intellectual property rights might also consume significant management time and resources.

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

In the first quarter of 2017, we began the implementation of a new global enterprise resource planning (ERP) system, which we expect to be operational in the second half of 2018, which is later than our originally planned date of January 1, 2018. We believe the new ERP system will provide greater depth and breadth of functionality than our current ERP system, allowing us to more effectively manage business and financial data, human resources functions, supply chain, and other business processes and information that is important to our management team. Implementation of the new ERP system will require significant investment of human and financial resources throughout the year, which may distract from other key initiatives. In implementing the new ERP system, we may experience significant delays, increased costs and other difficulties which could negatively affect our business, results of operations and financial condition.

A breach of our security measures (or security measures of third-parties we have engaged) could harm our business, results of operations and financial condition.

Our databases contain our confidential data and confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection (and, after May 25, 2018, the European Union General Data Protection Regulation) and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. We have implemented security measures, both directly and with third-party subcontractors and service providers, with the intent of maintaining the security of any confidential information which has been entrusted to us against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. A party, including one of our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations.  Many of our contracts require us to comply with specific data security requirements.  If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients or other parties or subject to legal actions for breaching these data security requirements or other contractual confidentiality provisions.  These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients.  We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 31%, 31% and 30% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We conduct our business globally.  We established over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. We may encounter challenges adapting to cultural differences compared to the U.S. International sales and operations might be subject to a variety of risks, including:

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

Approximately 31% of our revenue for the year ended December 31, 2017 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 20% of our revenue for the year ended December 31, 2017.  As a result, changes in the exchange rates of foreign currencies to the U.S. dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 481,000 square feet of primarily office and related space at various locations throughout the United States and Europe and other countries in which we have operations. We occupy approximately 64,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018.

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

	2017
Quarter	High	Low
First	$29.65	$22.70
Second	28.35	23.00
Third	31.05	25.95
Fourth	31.25	22.30

	2016
Quarter	High	Low
First	$27.99	$21.76
Second	27.36	20.06
Third	25.50	19.59
Fourth	30.00	23.75

The number of shareholders of record of our common stock as of February 16, 2018 was 664. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2012 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

         *$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
         Fiscal year ending December 31.

Company / Index	Year ended December 31,
Name	2012	2013	2014	2015	2016	2017
GP Strategies Corp.	$100.00	$144.26	$164.31	$121.60	$138.50	$112.35
NYSE Market Index	100.00	126.28	134.81	129.29	144.73	171.83
Peer Group Index	100.00	161.32	160.79	154.55	205.70	326.44

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2017:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
October 1 - 31, 2017	137(2)	$29.15	—	$3,631,000
November 1 - 30, 2017	42,882(2)	$24.12	31,500	$12,893,000
December 1 - 31, 2017	63,992(2)	$23.11	49,426	$11,748,000

(1)
Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. In November 2017, the Company's Board of Directors authorized an increase to the share repurchase program of $10 million.

(2)
Includes shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods and shares surrendered to exercise stock options and satisfy the related tax withholding obligations.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and our consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2014 and 2013 and our consolidated balance sheet data as of December 31, 2015, 2014, and 2013 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Revenue	$509,208	$490,559	$490,280	$501,867	$436,689
Gross profit	82,027	80,157	81,992	89,575	76,265
Interest expense	3,132	1,568	1,381	833	366
Income before income taxes	19,689	30,034	29,623	42,823	38,488
Net income	12,891	20,247	18,789	27,098	23,756
Diluted earnings per share	0.76	1.21	1.09	1.43	1.23

	December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Cash	$23,612	$16,346	$21,030	$14,541	$5,647
Short-term borrowings	37,696	17,694	34,084	20,799	407
Working capital	49,785	59,859	40,322	43,537	58,730
Total assets	365,007	315,601	302,969	305,452	280,156
Long-term debt, including current maturities	28,000	40,000	24,444	37,777	—
Stockholders’ equity	188,054	167,496	158,344	151,725	193,027

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017 which are located in Item 8 of this report.

General Overview

We are a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services that seeks to improve the effectiveness of organizations by providing services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and governmental and other commercial customers in a variety of industries. We believe we are a global leader in performance improvement, with over four decades of experience in providing solutions to optimize workforce performance.

For the year ended December 31, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, digital learning services, system hosting, managed learning services and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. This segment also provides apprenticeship and vocational skills training funded by an agency of the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organization performance solutions, including leadership development training, strategy-through-implementation consulting services and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications and higher education as well as government agencies.

We discuss our business in more detail in Item 1. Business and the risk factors affecting our business in Item 1A. Risk Factors.

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our service offerings and capabilities. We believe the demand for learning and development services will continue to increase. In a knowledge based economy, this demand is driven by ever increasing technology, processes, products, and attrition of personnel. The rate and effectiveness of the transfer of knowledge to the workforce of our clients, their partners, and even their customers can positively impact their performance. We plan to meet this demand by continuously expanding our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions. Our acquisitions in recent years have added product sales training and leadership development to our services offerings, strengthened our digital learning and custom training content development services in both the commercial and government sectors, and expanded our geographical reach. We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, engineering and technical services. We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

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

Leverage managed learning capabilities. We have a demonstrated ability to provide training services across a wide spectrum of learning engagements from transactional multi-week assignments focused on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. Integrated managed learning engagements typically require us to assume responsibility for the development, delivery and administration of learning functions and are generally carried out under multi-year agreements. We intend to leverage our managed learning capabilities to expand the customers and markets we serve.

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

Complete strategic acquisitions. We will continue to evaluate compelling, strategic acquisition targets and will acquire businesses that can further enhance our service offerings and delivery capabilities. We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations. Since 2006, we have acquired over 30 businesses which have expanded our digital learning capabilities and added complementary services such as product sales training and leadership development. Over half of these businesses are located outside of the United States and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions. We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Significant Events

Restructuring Plan

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, GP Strategies is organized into two global segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the existing Learning Solutions segment and the Professional & Technical Services segment. The Business Transformation Services segment includes the majority of the Performance Readiness Solutions segment and the Sandy Training & Marketing segment. Certain business units transferred between the existing operating segments to better align with the service offerings of the two new segments. We also hired a chief sales officer in January 2018 to establish a structured and more centralized business development capability that will align our diverse market sector expertise with our service offerings.

In connection with the reorganization, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. During the fourth quarter of 2017, we incurred restructuring charges of $3.3 million consisting primarily of severance costs. The Company estimates these initiatives will result in annual cost savings of approximately $4 million, net of investments in business development and innovation initiatives. We expect these cost savings to be realized beginning in the first quarter of 2018 and to ramp up in the second quarter of 2018 through the fourth quarter of 2018. The Company expects the restructuring activities to be substantially completed in the first half of 2018 and that it will incur certain transition costs in 2018 and 2019.

Acquisitions

Below is a summary of the acquisitions we completed during 2017 and 2016 (we did not complete any acquisitions in 2015). See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2017 Acquisitions

YouTrain
On August 31, 2017, we acquired the entire share capital of YouTrain Limited ("YouTrain"), an independent training company delivering IT, digital and life sciences skills training in Scotland and North West England. The upfront purchase price was $4.9 million which was paid in cash at closing and a completion accounts payment of $0.2 million which was paid to the sellers during the fourth quarter of 2017. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired YouTrain business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired YouTrain business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $2.2 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired CLS business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired CLS business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that a portion of the goodwill recorded for financial statement purposes will be deductible for tax purposes. In addition, contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Learning Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The India-based operations of the acquired Emantras business is included in our India subsidiary and its functional currency is the Indian Rupee.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that a portion of the goodwill recorded for financial statement purposes will be deductible for tax purposes. In addition, contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

2016 Acquisitions

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

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $4.1 million of contingent consideration during the fourth quarter of 2017 in respect of the first twelve-month period ended September 30, 2017. The acquired Maverick Solutions business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2017, 2016 and 2015, we repurchased approximately 182,000, 340,000 and 477,000 shares, respectively, of our common stock in the open market for a total cost of approximately $4.3 million, $8.0 million and $12.3 million, respectively. As of December 31, 2017, there was approximately $11.7 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2017 compared to the year ended December 31, 2016
During the year ended December 31, 2017, our revenue increased $18.6 million, or 3.8%, to $509.2 million compared to $490.6 million for the year ended December 31, 2016. The revenue was comprised of a $5.8 million increase in our Learning Solutions segment and a $14.3 million increase in our Performance Readiness Solutions segment offset by a $0.9 million decline in our Professional & Technical Services segment and a $0.7 million decrease in our Sandy Training & Marketing segment. Foreign currency exchange rate declines resulted in a total $4.6 million decrease in U.S. dollar reported revenue during 2017 across all segments. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $8.5 million or 27.1% during the year ended December 31, 2017. The net decrease in operating income was primarily due to $3.3 million in restructuring charges and an $8.8 million, or 18.2%, increase in selling, general & administrative expenses, offset by a $1.9 million, or 2.3%, increase in gross profit and a $1.8 million increase in the gain on change in fair value of contingent consideration.

For the year ended December 31, 2017, we had income before income taxes of $19.7 million compared to $30.0 million for the year ended December 31, 2016. Net income was $12.9 million, or $0.76 per diluted share, for the year ended December 31, 2017 compared to $20.2 million, or $1.21 per diluted share, for 2016. Diluted weighted average shares outstanding were 16.9 million for the year ended December 31, 2017 compared to 16.8 million for the year ended December 31, 2016.

Revenue

	Years ended December 31,
	2017	2016
	(Dollars in thousands)
Learning Solutions	$214,820	$208,998
Professional & Technical Services	101,051	101,907
Sandy Training & Marketing	101,104	101,768
Performance Readiness Solutions	92,233	77,886
	$509,208	$490,559

Learning Solutions revenue increased $5.8 million or 2.8% during the year ended December 31, 2017 compared to 2016. The increase in revenue is due to the following:

•	a $5.7 million net increase in training content development and managed learning services;

•	a $0.8 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016;

•	a $1.3 million revenue increase attributable to the Emantras acquisition completed on April 1, 2017; and

•	a $1.1 million revenue increase attributable to the YouTrain acquisition completed on August 31, 2017; partially offset by

•	a $3.1 million decrease in revenue due to unfavorable changes in exchange rates.

Professional & Technical Services revenue decreased $0.9 million or 0.8% during the year ended December 31, 2017 compared to 2016. The decrease in revenue is due to the following:

•	a $2.1 million decrease in training and technical services for oil and gas clients; and

•	a $1.0 million decrease in revenue due to unfavorable changes in foreign currency exchange rates; partially offset by

•	a $1.2 million increase in revenue in alternative fuels design and build projects; and

•	a $1.0 million net increase in engineering and technical training services.

Sandy Training & Marketing revenue decreased $0.7 million or 0.7% during the year ended December 31, 2017 compared to 2016. The net decrease is primarily due to the following:

•	a $0.2 million decrease in training services for automotive customers;

•	a $0.2 million decrease in glovebox portfolio revenue; and

•	a $0.3 million decrease in magazine publications revenue.

Performance Readiness Solutions revenue increased $14.3 million or 18.4% during the year ended December 31, 2017 compared to 2016. The net increase is primarily due to the following:

•	a $5.6 million revenue increase attributable to the Maverick acquisition completed on October 1, 2016;

•	a $5.4 million revenue increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	a $1.1 million revenue increase attributable to the CLS acquisition completed on August 31, 2017;

•	a $2.5 million increase in technical training services largely due to a new contract with an aerospace client; and

•	a $1.1 million increase in platform adoption training services; partially offset by

•	a $0.9 million decrease primarily in performance consulting services; and

•	a $0.5 million decrease due to unfavorable changes in foreign currency exchange rates.

Gross profit

	Years ended December 31,
	2017		2016
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$38,971	18.1%	$38,954	18.6%
Professional & Technical Services	14,426	14.3%	15,803	15.5%
Sandy Training & Marketing	14,524	14.4%	14,181	13.9%
Performance Readiness Solutions	14,106	15.3%	11,219	14.4%
	$82,027	16.1%	$80,157	16.3%

Learning Solutions gross profit was $39.0 million or 18.1% of revenue for the year ended December 31, 2017 compared to gross profit of $39.0 million or 18.6% of revenue for the year ended December 31, 2016. While gross profit was overall flat year over year, unfavorable changes in foreign currency exchange rates contributed to a $0.8 million decline in gross profit during 2017. This decline was offset by an increase in gross profit due to the net revenue increases noted above.

Professional & Technical Services gross profit of $14.4 million or 14.3% of revenue for the year ended December 31, 2017 decreased by $1.4 million or 8.7% when compared to gross profit of approximately $15.8 million or 15.5% of revenue for the year ended December 31, 2016. The decrease is primarily due to a contract termination by a foreign oil & gas client during the fourth quarter of 2017 which resulted in a gross profit reduction of approximately $3.1 million for the year ended December 31, 2017. Excluding this reduction, gross profit increased $1.7 million primarily due to increases in certain higher margin revenue streams.

Sandy Training & Marketing gross profit of $14.5 million or 14.4% of revenue for the year ended December 31, 2017 increased by $0.3 million or 2.4% when compared to gross profit of $14.2 million or 13.9% for the year ended December 31, 2016. Gross profit increased in this segment despite the revenue decline due to a decrease in lower margin projects.

Performance Readiness Solutions gross profit of $14.1 million or 15.3% of revenue for the year ended December 31, 2017 increased by $2.9 million or 25.7% when compared to gross profit of $11.2 million or 14.4% of revenue for the year ended December 31, 2016. The increase in gross profit is primarily due to a $1.1 million increase attributable to acquisitions and the remaining $1.8 million increase is due to the organic revenue growth noted above and a decrease in costs due to cost cutting measures.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $8.8 million or 18.2% from $48.6 million for the year ended December 31, 2016 to $57.4 million for the year ended December 31, 2017. The increase in SG&A expenses is primarily due to a $4.9 million increase in costs relating to our new ERP system implementation which we anticipate will go live in the second half of 2018, a $1.8 million increase in bad debt expense (which includes a $1.3 million bad debt reserve on a receivable from a foreign oil and gas client relating to a contract which was terminated during the fourth quarter of 2017), a $1.3 million increase in labor and benefits expense, a $0.4 million increase in amortization expense, and a $0.4 million net increase in miscellaneous other expenses including executive search fees associated with the reorganization in the fourth quarter of 2017.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded restructuring charges of $3.3 million for the year ended December 31, 2017 which primarily consisted of severance expense which is expected to be paid by the end of 2019. The total remaining liability under these restructuring activities was $2.8 million as of December 31, 2017, of which $2.2 million is included in accounts payable and accrued expenses and $0.6 million is included in other noncurrent liabilities on the consolidated balance sheet. We expect these restructuring activities to be substantially completed in the first half of 2018.

Gain (loss) on change in fair value of contingent consideration, net

During the years ended December 31, 2017 and 2016, we recognized a net gain of $1.6 million and a net loss of $0.1 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2017.

Interest expense

Interest expense increased to $3.1 million for the year ended December 31, 2017 compared to $1.6 million for the year ended December 31, 2016. The increase in interest expense is primarily due to contingent interest of $1.1 million associated with unremitted value-added tax (VAT) from invoices raised in the fourth quarter of 2017 that were issued related to undercharged VAT from prior year client billings. The remainder of the increase in interest expense is due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other (expense) income

Other expense was $0.1 million compared to other income of $0.2 million for the years ended December 31, 2017 and 2016, respectively, and consisted primarily of foreign currency losses offset by income from a joint venture in both years. During the years ended December 31, 2017 and and 2016, we had foreign currency losses of $0.3 million and $0.2 million, respectively. The foreign currency losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. In addition, we had a $0.1 million decrease in income from a joint venture during the year ended December 31, 2017 compared to 2016.

Income taxes

Income tax expense was $6.8 million for the year ended December 31, 2017 compared to $9.8 million for the year ended December 31, 2016. Our effective income tax rate was 34.5% and 32.6% for the years ended December 31, 2017 and 2016, respectively. Our effective tax rate increased in 2017 due to the effect of U.S. tax reform enacted in December 2017 which resulted in a net increase of $3.2 million of tax expense, or 16.3% of our pre-tax income (which is discussed in further detail below). This increase was offset by a decrease in our effective tax rate due to an increase in foreign income taxed at lower rates and a decrease in U.S. income taxed a higher rates. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the 2017 Tax Act in its year end income tax provision in accordance with its understanding of the 2017 Tax Act and guidance available as of the date of this filing and as a result has recorded $3.2 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional tax benefit amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.4 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $4.6 million based on cumulative foreign earnings of $56.7 million. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new Global Intangible Low-Taxed Income (GILTI) and Base Erosion and Anti-abuse Tax (BEAT) taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017.

The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and, as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as the capital invested in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts. The Company has not provided for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. In addition, the Company is still evaluating the impact of the one-time transition tax on the outside basis differences and cumulative temporary differences inherent in these subsidiaries as of December 31, 2017 and as a result, it is not practicable to provide the amount of any cumulative temporary differences related to unrecorded differences.

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

Learning Solutions revenue increased $2.0 million or 0.9% during the year ended December 31, 2016 compared to 2015. The increase in revenue is due to the following:

•	a $7.7 million net increase in training content development and managed learning services; and

•	a $4.6 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016; partially offset by

•	a $10.3 million decrease in revenue due to unfavorable changes in exchange rates.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.8 million or 1.8% from $47.7 million for the year ended December 31, 2015 to $48.6 million for the year ended December 31, 2016. The increase in SG&A expenses is due to a $1.1 million increase in labor and benefits expense and a $0.7 million increase in legal expenses related to acquisition activity partially offset by a $0.6 million decrease in amortization expense due to certain intangible assets related to previously completed acquisitions becoming fully amortized and a $0.4 million decrease in other miscellaneous expenses largely due to a reduction in bad debt expense. We expect SG&A expenses to increase in 2017 compared to 2016 as we are implementing a new ERP system which we anticipate will go live in 2018. At this time, we cannot quantify the implementation costs that will result in an increase to SG&A expenses but will provide an update at a future date.

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

Other income (expense)

Other income was $0.2 million compared to other expense of $1.3 million for the years ended December 31, 2016 and 2015, respectively, and consisted primarily of foreign currency losses offset by income from a joint venture and interest income in both years. During the years ended December 31, 2016 and and 2015, we had foreign currency losses of $0.2 million and $2.0 million, respectively. The foreign currency losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. This improvement in other income was partially offset by a $0.3 million decrease in income from a joint venture during the year ended December 31, 2016 compared to 2015.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2017, our working capital decreased $10.1 million from $59.9 million at December 31, 2016 to $49.8 million at December 31, 2017. The decrease in working capital is primarily due to an increase in short-term borrowings under our Credit Agreement in 2017. We believe that cash generated from operations and borrowings available under our Credit Agreement ($57.0 million of available borrowings as of December 31, 2017) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2017, the amount of cash held outside of the U.S. by foreign subsidiaries was $23.3 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2017, 2016 and 2015, we repurchased approximately 182,000, 340,000 and 477,000 shares, respectively, of our common stock in the open market for a total cost of approximately $4.3 million, $8.0 million and $12.3 million, respectively. In November 2017, our Board of Directors authorized an increase to the share repurchase program of $10 million. As of December 31, 2017, there was approximately $11.7 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Acquisition-Related Payments

In January 2018, we paid $10.0 million for the acquisition of Hula Partners. During the year ended December 31, 2017, we used $5.1 million of cash for contingent consideration payments related to previously completed acquisitions. Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of December 31, 2017 Maximum contingent consideration due in
		2018	2019	2020	Total
Maverick	$0 - $10,000	$5,902	$—	$—	$5,902
McKinney Rogers	$0 - $18,000	4,000	4,000	4,000	12,000
Emantras		*	—	—	—
CLS	$0 - $2,228	2,228	—	—	2,228
		$12,130	$4,000	$4,000	$20,130

* There is no maximum contingent consideration payable to the seller.
As of December 31, 2017, accrued contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $2.7 million. We also had accrued contingent consideration totaling $1.5 million included in other long term liabilities and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22%, 22% and 19% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the years ended December 31, 2017 and 2016. As of December 31, 2017, accounts receivable from a single automotive customer totaled $18.3 million, or 15% of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 20%, 21% and 21% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $26.1 million, or 16%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue in 2017 or consolidated accounts receivable balance as of December 31, 2017.

Cash Flows

Year ended December 31, 2017 compared to the year ended December 31, 2016

Our cash balance increased $7.3 million from $16.3 million as of December 31, 2016 to $23.6 million as of December 31, 2017. The increase in cash during the year ended December 31, 2017 resulted from cash provided by operating activities of $26.3 million, cash used in investing activities of $15.5 million, cash used in financing activities of $4.2 million and a $0.7 million positive effect due to exchange rate changes on cash.

Cash provided by operating activities was $26.3 million for the year ended December 31, 2017 compared to $18.1 million in 2016.  The increase in cash provided by operating activities is primarily due to favorable changes in working capital accounts during 2017 compared to 2016, partially offset by a decrease in net income in 2017.

Cash used in investing activities was $15.5 million for the year ended December 31, 2017 compared to $10.7 million in 2016. The increase in cash used is due to an increase of $4.3 million of cash used to complete acquisitions in 2017, a $1.3 million increase in fixed asset additions during the year ended December 31, 2017 compared to 2016, and a $0.4 million increase in capitalized software development costs in 2017.

Cash used in financing activities was $4.2 million for the year ended December 31, 2017 compared to $10.8 million in 2016. The decrease in cash used in financing activities was primarily due to a $5.0 million decrease in cash used for open market share repurchases. In addition, we had a $8.4 million increase in net proceeds from borrowings under our Credit Agreement in 2017 compared to 2016. This was offset by a $3.5 million decrease in cash from the change in negative cash book balances in 2017 compared to 2016, a $2.4 million increase in payments for contingent consideration and a $0.5 million premium payment for the interest rate cap derivative in 2017.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of December 31, 2017, our fixed coverage charge ratio was 1.6 to 1.0 and our leverage ratio was 2.0 to 1.0, each of which was in compliance with the Credit Agreement. As of December 31, 2017, our total long-term debt outstanding under the term loan was $28.0 million. In addition, we had $37.7 million of borrowings outstanding and $57.0 million of available borrowings under the revolving credit facility as of December 31, 2017. For the years ended December 31, 2017 and 2016, the weighted average interest rate on our borrowings was 2.8% and 2.2%, respectively.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.1 million as of December 31, 2017 and is included in other assets on the consolidated balance sheet.

In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.3 million as of December 31, 2017 and is included in other assets on the consolidated balance sheet.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2017 (in thousands):

	Payments due in
	2018	2019-2020	2021-2022	After 2023	Total
Long-term debt, including current portion	$12,000	$16,000	$—	$—	$28,000
Interest on long-term debt (1)	792	332	—	—	1,124
Facility lease commitments	8,659	12,667	6,962	6,942	35,230
Other operating lease commitments	994	573	28	—	1,595
Purchase commitments (2)	6,541	5,917	3,759	—	16,217
Total	$28,986	$35,489	$10,749	$6,942	$82,166

(1)
Interest on long-term debt is calculated using the weighted-average interest rate in effect as of December 31, 2017 for all future periods. Interest incurred on borrowings under our revolving credit facility vary based on relative borrowing levels and variable interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility.

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

Off-Balance Sheet Commitments

As of December 31, 2017, we had eleven outstanding letters of credit totaling $5.4 million, which expire in 2018 through 2022. In addition, we have three outstanding performance bonds totaling $6.4 million for contracts to be completed in 2018. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

Our goodwill balances as of December 31, 2017 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions	$58,869
Professional & Technical Services	43,043
Sandy Training & Marketing	653
Performance Readiness Solutions	42,270
$144,835

ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASC 350, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment test as of October 1, 2017, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values . For our annual goodwill impairment test as of October 1, 2016, we performed a qualitative assessment for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values.

If it is determined as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is required. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.1 million as of December 31, 2017 and is included in other assets on the consolidated balance sheet.

In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.3 million as of December 31, 2017 and is included in other assets on the consolidated balance sheet.

We estimate that the fair value of our borrowings under the Credit Agreement approximates its carrying value as of December 31, 2017 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.3 million, $0.2 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Item 8:           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1970.
Baltimore, Maryland
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited GP Strategies Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Baltimore, Maryland
March 1, 2018

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016
(In thousands, except shares and par value per share)

	2017	2016
Assets
Current assets:
Cash	$23,612	$16,346
Accounts and other receivables, less allowance for doubtful accounts of $2,492 in 2017 and $1,091 in 2016	119,335	105,549
Costs and estimated earnings in excess of billings on uncompleted contracts	42,958	39,318
Prepaid expenses and other current assets	14,212	11,481
Total current assets	200,117	172,694
Property, plant and equipment, net	5,123	4,547
Goodwill	144,835	127,772
Intangible assets, net	8,363	5,825
Deferred tax assets	1,135	1,058
Other assets, net	5,434	3,705
	$365,007	$315,601
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$37,696	$17,694
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	78,280	64,596
Billings in excess of costs and estimated earnings on uncompleted contracts	22,356	18,545
Total current liabilities	150,332	112,835
Long-term debt	16,000	28,000
Deferred tax liabilities	3,186	3,124
Other noncurrent liabilities	7,435	4,146
Total liabilities	176,953	148,105

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,222,781 shares in 2017 and 2016	172	172
Additional paid-in capital	107,256	106,569
Retained earnings	106,599	93,845
Treasury stock, at cost (474,855 shares in 2017 and 482,194 shares in 2016)	(11,118)	(11,628)
Accumulated other comprehensive loss	(14,855)	(21,462)
Total stockholders’ equity	188,054	167,496
	$365,007	$315,601

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
Revenue	$509,208	$490,559	$490,280
Cost of revenue	427,181	410,402	408,288
Gross profit	82,027	80,157	81,992
Selling, general and administrative expenses	57,419	48,597	47,748
Restructuring charges	3,317	—	1,551
Gain (loss) on change in fair value of contingent consideration, net	1,620	(136)	(371)
Operating income	22,911	31,424	32,322
Interest expense	3,132	1,568	1,381
Other (expense) income (including interest income of $43 in 2017, $94 in 2016 and $149 in 2015)	(90)	178	(1,318)
Income before income taxes	19,689	30,034	29,623
Income tax expense	6,798	9,787	10,834
Net income	$12,891	$20,247	$18,789

Basic weighted average shares outstanding	16,748	16,696	17,110
Diluted weighted average shares outstanding	16,873	16,791	17,264

Per common share data:
Basic earnings per share	$0.77	$1.21	$1.10
Diluted earnings per share	$0.76	$1.21	$1.09

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income	$12,891	$20,247	$18,789
Foreign currency translation adjustments	6,686	(8,661)	(5,404)
Change in fair value of interest rate cap, net of tax	(142)	—	—
Change in fair value of interest rate swap, net of tax	63	—	—
Comprehensive income	$19,498	$11,586	$13,385

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2017, 2016 and 2015
(In thousands, except for par value per share)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725

Net income	—	—	18,789	—	—	18,789
Foreign currency translation adjustments	—	—	—	—	(5,404)	(5,404)
Repurchases of common stock in the open market	—	—	—	(12,347)	—	(12,347)
Stock-based compensation expense	—	3,050	—	—	—	3,050
Income tax benefit from stock-based compensation	—	835	—	—	—	835
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,451)	—	—	—	(1,451)
Issuance of stock for employer contributions to retirement plan	1	681	—	2,029	—	2,711
Net issuances of stock pursuant to stock compensation plans and other	—	(1,766)	—	2,202	—	436
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344

Net income	—	—	20,247	—	—	20,247
Foreign currency translation adjustments	—	—	—	—	(8,661)	(8,661)
Repurchases of common stock in the open market	—	—	—	(7,959)	—	(7,959)
Stock-based compensation expense	—	3,229	—	—	—	3,229
Income tax benefit from stock-based compensation	—	137	—	—	—	137
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(771)	—	—	—	(771)
Issuance of stock for employer contributions to retirement plan	—	(34)	—	2,742	—	2,708
Net issuances of stock pursuant to stock compensation plans and other	—	(1,864)	—	2,086	—	222
Balance at December 31, 2016	$172	$106,569	$93,845	$(11,628)	$(21,462)	$167,496
Cumulative effect adjustment of adopting ASU 2016-09	—	234	(137)	—	—	97
Adjusted balance at December 31, 2016	172	106,803	93,708	(11,628)	(21,462)	167,593

Net income	—	—	12,891	—	—	12,891
Foreign currency translation adjustments	—	—	—	—	6,686	6,686
Change in fair value of interest rate cap, net of tax	—	—	—	—	(142)	(142)
Change in fair value of interest rate swap, net of tax	—	—	—	—	63	63
Repurchases of common stock in the open market	—	—	—	(4,302)	—	(4,302)
Stock-based compensation expense	—	3,589	—	—	—	3,589
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,168)	—	—	—	(1,168)
Issuance of stock for employer contributions to retirement plan	—	40	—	2,685	—	2,725
Net issuances of stock pursuant to stock compensation plans and other	—	(2,008)	—	2,127	—	119
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	12,891	$20,247	$18,789
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on change in fair value of contingent consideration, net	(1,620)	136	371
Depreciation and amortization	6,974	6,462	7,865
Non-cash compensation expense	6,314	6,015	6,059
Deferred income taxes	(313)	(1,761)	(1,096)
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(10,977)	(17,965)	6,497
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,893)	4,234	(16,942)
Prepaid expenses and other current assets	(2,297)	(2,490)	5,111
Accounts payable and accrued expenses	15,392	3,732	3,856
Billings in excess of costs and estimated earnings on uncompleted contracts	2,520	383	(4,663)
Income tax benefit from stock-based compensation	—	(137)	(835)
Contingent consideration payments in excess of fair value on acquisition date	(408)	(539)	(325)
Other	(323)	(240)	867
Net cash provided by operating activities	26,260	18,077	25,554

Cash flows from investing activities:
Additions to property, plant and equipment	(2,734)	(1,402)	(2,357)
Acquisitions, net of cash acquired	(11,111)	(6,801)	—
Investment in joint venture	—	(1,600)	—
Capitalized software development costs	(1,313)	(933)	—
Other investing activities	(295)	14	186
Net cash used in investing activities	(15,453)	(10,722)	(2,171)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	19,864	(16,127)	13,285
Proceeds from long-term debt	—	40,000	—
Repayment of long-term debt	(12,000)	(24,444)	(13,333)
Contingent consideration payments	(4,657)	(2,244)	(2,284)
Change in negative cash book balance	(2,138)	1,366	(1,143)
Repurchases of common stock	(3,773)	(8,747)	(11,559)
Income tax benefit from stock-based compensation	—	137	835
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(1,168)	(771)	(1,451)
Premium paid on interest rate cap	(474)	—	—
Other financing activities	120	48	138
Net cash used in financing activities	(4,226)	(10,782)	(15,512)

	2017	2016	2015

Effect of exchange rate changes on cash	685	(1,257)	(1,382)
Net change in cash	7,266	(4,684)	6,489
Cash at beginning of year	16,346	21,030	14,541
Cash at end of year	$23,612	$16,346	$21,030

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,841	$1,523	$1,383
Income taxes	$6,256	$10,604	$8,273

Non-cash financing activities:
Accrued share repurchases	$529	$—	$788
Accrued contingent consideration	$5,613	$5,166	$—

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(1)	Description of Business and Significant Accounting Policies

Business

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 22%, 22% and 19% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for both of the years ended December 31, 2017 and 2016. As of December 31, 2017 accounts receivable from a single automotive customer totaled $18.3 million, or 15%, of our consolidated accounts receivable balance.

Revenue from the financial services and insurance industry accounted for approximately 20%, 21% and 21% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 15% of our consolidated revenue for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, billed and unbilled accounts receivable from a single financial services customer totaled $26.1 million, or 16%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2017 or consolidated accounts receivable balance as of December 31, 2017.

Cash

We maintain our cash balances in bank accounts at various financial institutions. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $2.9 million and $5.0 million as of December 31, 2017 and 2016, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$1,091	$1,856	$1,947
Additions	1,720	368	17
Deductions	(319)	(1,133)	(108)
Ending balance	$2,492	$1,091	$1,856

During the fourth quarter ended December 31, 2017, we recognized a $1.3 million bad debt reserve related to accounts receivable on a contract with a foreign oil and gas client which was terminated. During the third quarter of 2017, we also recognized a $2.6 million revenue and gross profit reduction related to this contract due to a performance dispute resulting in an increase in estimated costs to complete the project.

Foreign Currency Translation

The functional currencies of our international operations are the respective local currencies of the countries in which we operate. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.3 million, $0.2 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and the change in fair value of interest rate derivatives, net of tax.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASC 350, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment test as of October 1, 2017, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of October 1, 2016, we performed a qualitative assessment of all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values.

If it is determined as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is required. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

Other Assets

Other assets primarily include an investment in a joint venture, certain software development costs and derivative assets associated with our interest rate swap and cap agreements. We account for a 10% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights. We capitalize the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software. These costs consist of internal labor costs and payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, typically three to five years. We apply hedge accounting to our interest rate derivatives which are discussed in detail in Note 5.

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

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Non-dilutive instruments	13	45	15
Dilutive common stock equivalents	125	95	154

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 10, we grant stock options, restricted stock units, performance-based stock units (PSU's) and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture.  We do not capitalize any material portion of our stock-based compensation.

We recognize compensation expense for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

The carrying value of financial instruments including cash, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2017 as it bears interest at variable rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions and are valued using Level 3 inputs. Our interest rate derivatives are valued using Level 2 inputs.

Leases

We lease various office space, machinery and equipment under noncancelable operating leases which have minimum lease obligations.  Many of the leases contain provisions for rent escalations based on increases in real estate taxes and operating costs incurred by the lessor.  Rent expense is recognized in the statements of operations as incurred except for escalating rents, which are expensed on a straight-line basis over the terms of the leases.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"), which simplifies several areas of accounting for share-based compensation arrangements. Upon adoption, ASU 2016-09 requires that excess tax benefits or deficiencies for share-based payments be recorded as income tax expense or benefit and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as was previously required. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption was permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to make an accounting policy change to recognize forfeitures as they occur. The impact of adoption on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.1 million, decreasing opening retained earnings. We recognized an income tax benefit of less than $0.1 million relating to excess tax benefits on stock-based compensation awards during the twelve months ended December 31, 2017 and could experience volatility in our effective income tax rate in the future as a result of this accounting change. We also elected to prospectively apply the change in presentation on the statement of cash flows and did not reclassify excess tax benefits on stock-based compensation from financing to operating cash flows for the prior period presented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public companies for annual and interim periods beginning after December 15, 2017. Companies can elect to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment recognized at the date of adoption. We adopted the standard effective January 1, 2018 using the modified retrospective approach with a cumulative effect adjustment on January 1, 2018. We estimate that the cumulative effect adjustment will result in a reduction to retained earnings ranging from approximately $0.3 million to $0.6 million. The primary impact of ASU No. 2014-09 on our financial statements is a change in revenue recognition on a small portion of our contracts from a proportional performance method, where revenue was previously recognized over contract performance, to a point in time method, where revenue is now recognized upon completion of our performance obligations. While we don't believe the adoption of ASU 2014-09 will materially impact our overall financial statements, the change in timing of revenue recognition on certain contracts could result in quarter to quarter fluctuations in revenue. In addition, the adoption of ASU 2014-09 included necessary changes to policies, processes and internal controls, as well as expanded disclosure requirements which will be included in our financial statements beginning with the first quarter ending March 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt the standard effective January 1, 2019. We are currently evaluating ASU No. 2016-02 and the impact of its adoption on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard will remove step 2 from the goodwill impairment test. Under the ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 is effective for public companies for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating ASU No. 2017-04 and the impact of its adoption on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard will ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU No. 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018 but early adoption is permitted. We are currently evaluating ASU No. 2017-12 and the impact of its adoption on our consolidated financial statements.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(2)	Acquisitions

Below is a summary of the acquisitions we completed during 2017 and 2016 (we did not complete any acquisitions in 2015).

2017 Acquisitions

The following table summarizes the purchase prices and purchase price allocations for the acquisitions completed during the year ended December 31, 2017. A description of the acquired businesses is summarized below the table.

Acquired company	YouTrain	CLS	Emantras	McKinney Rogers

Acquisition date	8/31/2017	8/31/2017	4/1/2017	2/1/2017

Cash purchase price	$4,898	$436	$3,191	$3,259
Fair value of contingent consideration	—	888	220	4,505
Working capital adjustment	180	—	—	—
Total purchase price	$5,078	$1,324	$3,411	$7,764

Purchase price allocation:
Cash	$673	$—	$—	$—
Accounts receivable and other assets	234	—	—	—
Fixed assets	215	—	50	—
Technology-related intangible assets	—	—	—	2,704
Customer-related intangible assets	1,313	253	818	653
Marketing-related intangible assets (tradename)	—	—	—	121
Goodwill	3,268	1,090	3,156	5,196
Total assets	5,703	1,343	4,024	8,674

Accounts payable and accrued expenses	348	19	558	44
Billings in excess of costs and estimated earnings on uncompleted contracts	28	—	55	866
Deferred tax liability	249	—	—	—
Total liabilities	625	19	613	910

Net assets acquired	$5,078	$1,324	$3,411	$7,764

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

YouTrain
On August 31, 2017, we acquired the entire share capital of YouTrain Limited ("YouTrain"), an independent training company delivering IT, digital and life sciences skills training in Scotland and North West England. The upfront purchase price was $4.9 million which was paid in cash at closing and a completion accounts payment of $0.2 million was paid to the sellers during the fourth quarter of 2017. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired YouTrain business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired YouTrain business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $2.2 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired CLS business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired CLS business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that a portion of the goodwill recorded for financial statement purposes will be deductible for tax purposes. In addition, contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Learning Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The India-based operations of the acquired Emantras business is included in our India subsidiary and its functional currency is the Indian Rupee.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that a portion of the goodwill recorded for financial statement purposes will be deductible for tax purposes. In addition, contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Performance Readiness Solutions segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

2016 Acquisitions

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

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement requires up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $4.1 million of contingent consideration during the fourth quarter of 2017 in respect of the first twelve-month period ended September 30, 2017. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Maverick Solutions business is included in the Performance Readiness Solutions segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016.The pro-forma impact of the acquisition is not material to our results of operations.
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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2017 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of December 31, 2017 Maximum contingent consideration due in
		2018	2019	2020	Total
Maverick	$0 - $10,000	$5,902	$—	$—	$5,902
McKinney Rogers	$0 - $18,000	4,000	4,000	4,000	12,000
Emantras		*	—	—	—
CLS	$0 - $2,228	2,228	—	—	2,228
		$12,130	$4,000	$4,000	$20,130

* There is no maximum contingent consideration payable to the seller.
Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2016 to December 31, 2017 for each acquisition (dollars in thousands):

	Liability as of	2017 Additions	Change in Fair Value of Contingent	Foreign Currency	2017 Payments	Liability as of
Acquisition:	Dec. 31, 2016		Consideration	Translation		Dec. 31, 2017
Maverick	$5,258	—	819	—	(4,098)	$1,979
McKinney Rogers	—	4,505	(2,037)	—	(967)	1,501
Emantras	—	220	(144)	—	—	76
CLS	—	888	(258)	39	—	669
	$5,258	$5,613	$(1,620)	$39	(5,065)	$4,225

As of December 31, 2017 and 2016, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $2.7 million and $3.6 million, respectively. As of December 31, 2017 and 2016, we also had accrued contingent consideration totaling $1.5 million and $1.7 million, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(3)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2017 and 2016 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness
	Solutions	Services	Marketing	Solutions	Total
Net book value at
January 1, 2016
Goodwill	$51,901	$51,532	$6,161	$27,798	$137,392
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	49,822	43,702	653	27,798	121,975
2016 Activity:
Foreign currency translation	(2,571)	(1,338)	—	(233)	(4,142)
Net book value at
December 31, 2016
Goodwill	51,158	50,194	6,161	35,676	143,189
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	49,079	42,364	653	35,676	127,772
2017 Activity:
Acquisitions	6,424	—	—	6,286	12,710
Foreign currency translation	3,366	679	—	308	4,353
Net book value at
December 31, 2017
Goodwill	60,948	50,873	6,161	42,270	160,252
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	$58,869	$43,043	$653	$42,270	$144,835

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$16,330	$(11,140)	$5,190
Intellectual property and other	4,298	(1,125)	3,173
	$20,628	$(12,265)	$8,363

December 31, 2016
Customer relationships	$14,595	$(9,855)	$4,740
Intellectual property and other	2,311	(1,226)	1,085
	$16,906	$(11,081)	$5,825

Amortization expense for intangible assets was $4.0 million, $3.5 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated future amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2017 is as follows (in thousands):

Fiscal year ending:
2018	$3,180
2019	2,264
2020	1,597
2021	1,082
2022	240
Total	$8,363

As of December 31, 2017, our intangible assets with definite lives had a weighted average remaining useful life of 3.3 years. We have no amortizable intangible assets with indefinite useful lives.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Machinery, equipment and vehicles	$16,078	$14,810
Furniture and fixtures	3,090	3,118
Leasehold improvements	1,967	1,823
Buildings	331	302
	21,466	20,053
Accumulated depreciation and amortization	(16,343)	(15,506)
	$5,123	$4,547

Depreciation expense was $2.6 million, $2.9 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(5)	Debt

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with each of these financial covenants under the Credit Agreement as of December 31, 2017. As of December 31, 2017, our total long-term debt outstanding under the term loan was $28.0 million. In addition, there were $37.7 million of borrowings outstanding and $57.0 million of available borrowings under the revolving credit facility as of December 31, 2017. For the years ended December 31, 2017 and 2016, the weighted average interest rate on our borrowings was 2.8% and 2.2%, respectively. As of December 31, 2017, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.1 million as of December 31, 2017 and is included in other assets on the consolidated balance sheet.

In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.3 million as of December 31, 2017 and is included in other assets on the consolidated balance sheet.

As of December 31, 2017, our future minimum payments of long-term debt are as follows (in thousands):

Fiscal year ending:
2018	$12,000
2019	12,000
2020	4,000
Total	$28,000

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Trade accounts payable	$24,189	$14,534
Accrued salaries, vacation and benefits	22,205	18,049
Other accrued expenses	26,256	23,379
Accrued contingent consideration	2,724	3,590
Negative cash book balance	2,906	5,044
	$78,280	$64,596

(7)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees in the United States. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2017, 2016 and 2015, we contributed 104,751, 111,326, and 91,301 shares, respectively, of our common stock directly to the Plan which had a value of approximately $2.7 million for each of the three years, and is recognized as compensation expense in the consolidated statements of operations for matching contributions to the Plan.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. We contributed to these plans $2.5 million, $2.2 million and $2.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(8)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Income before income taxes:
Domestic	$2,901	$13,988	$18,656
Foreign	16,788	16,046	10,967
Total income before income taxes	$19,689	$30,034	$29,623

Income tax expense (benefit):
Current:
Federal	$3,210	$5,511	$6,802
State and local	256	1,152	1,418
Foreign	3,645	4,885	3,710
Total current	7,111	11,548	11,930
Deferred:
Federal	(241)	(1,039)	(198)
State and local	(176)	56	23
Foreign	104	(778)	(921)
Total deferred	(313)	(1,761)	(1,096)
Total income tax expense	$6,798	$9,787	$10,834

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	0.2	2.4	3.2
Domestic production deduction	(1.1)	(0.6)	(0.6)
Foreign tax rate differential	(8.8)	(5.8)	(4.3)
Permanent differences	(6.2)	4.8	2.1
Other	(0.9)	(3.2)	1.2
Tax Cuts and Jobs Act of 2017	16.3	—	—
Effective tax rate	34.5%	32.6%	36.6%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the 2017 Tax Act in its year end income tax provision in accordance with its understanding of the 2017 Tax Act and guidance available as of the date of this filing, and as a result has recorded $3.2 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional tax benefit amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future is $1.4 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings is $4.6 million estimated on cumulative foreign earnings as of December 31, 2017 of $56.7 million. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS,

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $1.4 million deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $4.6 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings are provisional amounts, and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.

The 2017 Tax Act creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. The Tax Act also imposes the Base Erosion and Anti-abuse Tax (“BEAT”) which applies a limited-scope minimum tax on large corporations. Because of the complexity of the new GILTI and BEAT tax rules, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI or BEAT should be recorded as a current-period expense when incurred, or factored into the company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense or benefit related to these items for the period ended December 31, 2017.

The increase in the effective income tax rate compared to 2016 is primarily due to the effect of the 2017 Tax Act, partially offset by a decrease in the effective rate due to an increase in foreign income taxed at lower rates and a decrease in U.S. income taxed a higher rates.

Uncertain Tax Positions

As of December 31, 2017 and 2016, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2014 through 2016 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$559	$357
Accrued liabilities and other	2,173	3,156
Stock-based compensation expense	599	910
Net federal, state and foreign operating loss carryforwards	1,432	1,292
Foreign tax credit carryforwards	—	1,207
Deferred tax assets	4,763	6,922
Valuation allowance on deferred tax assets	(1,502)	(1,320)
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	5,312	7,668
Net deferred tax liabilities	$(2,051)	$(2,066)

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2017, we had foreign and U.S. state net operating loss carryforwards of $7.3 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $1.5 million and $1.3 million as of the years ended December 31, 2017 and 2016, respectively, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. We remeasured our U.S. deferred tax assets and liabilities at the applicable tax rate of 21% in accordance with the 2017 Tax Act. The remeasurement resulted in a total decrease in our net deferred tax liabilities of $1.4 million.

Foreign Income

The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as the capital invested in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts. The Company has not provided for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. In addition, the Company is still evaluating the impact of the one-time transition tax on the outside basis differences and cumulative temporary differences inherent in these subsidiaries as of December 31, 2017 and as a result, it is not practicable to provide the amount of any cumulative temporary differences related to unrecorded differences.

(9) Restructuring

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we are organized into two global segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the existing Learning Solutions segment and the Professional & Technical Services segment. The Business Transformation Services segment includes the majority of the Performance Readiness Solutions segment and the Sandy Training & Marketing segment. Certain business units transferred between the existing operating segments to better align with the service offerings of the two new segments. During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $3.3 million for the year ended December 31, 2017 which is included in Restructuring charges on the consolidated statements of operations and which is expected to be paid by the end of 2019. The total remaining liability under these restructuring activities was $2.8 million as of December 31, 2017, of which $2.2 million is included in accounts payable and accrued expenses and $0.6 million is included in other noncurrent liabilities on the consolidated balance sheet. We expect these restructuring activities to be substantially completed in the first half of 2018.

(10)	Stock-Based Compensation

Under our 2011 Stock Incentive Plan (the "2011 Plan"), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2017, there were 605,788 shares available for issuance of future grants of awards under the 2011 Plan and 340,302 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2017	2016	2015
Cost of revenue	$2,832	$2,545	$2,366
Selling, general and administrative expenses	757	684	684
Total stock-based compensation expense	$3,589	$3,229	$3,050

We recognized a deferred income tax benefit of $1.2 million, $1.2 million and $1.1 million, respectively, during the years ended December 31, 2017, 2016, and 2015 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2017, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for our non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	67,550	$15.34
Granted	—	—
Exercised	(64,050)	15.12
Forfeited	(100)	19.38
Expired	(400)	19.38
Outstanding at December 31, 2017	3,000	$19.38	0.77	$12,000
Exercisable at December 31, 2017	3,000	$19.38	0.77	$12,000

As of December 31, 2017, there is no remaining unrecognized compensation cost related to outstanding stock options.

We received cash for the exercise price associated with stock options exercised of $0.1 million during each of the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016, and 2015 we settled 55,050, 30,700, and 104,000 outstanding stock options, respectively, held by our employees by issuing 13,482, 9,976 and 46,432 fully vested shares, respectively, which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was $0.7 million, $0.5 million and $2.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, we realized excess income tax benefits of less than $0.1 million, $0.1 million and $0.8 million, respectively, related to stock option exercises and restricted stock vesting. As discussed in Note 1, upon adoption of ASU 2016-09 effective January 1, 2017 the excess tax benefits are recognized in tax expense on our consolidated statements of operations. For 2016 and 2015, the income tax benefits are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Year ended December 31, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	207,016	$29.85
Granted	55,350	24.62
Vested	(105,915)	28.15
Forfeited	(8,217)	24.84
Outstanding and unvested, end of period	148,234	$29.39

The total intrinsic value realized by participants upon the vesting of restricted stock units was $2.7 million, $1.8 million and $2.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had unrecognized compensation cost of $2.2 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 2.1 years.

We have a long-term incentive program (LTIP) which provides for the issuance of performance-based and time-based restricted stock units under the 2011 Plan to certain executives. Under the LTIP, a target level of equity compensation is set for each officer. The total equity compensation is divided into performance-based and time-based restricted stock units. Under the program, the Compensation Committee sets the performance-based goals within the first 90 days of each year. Vesting of the performance-based stock units (PSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee for a three-year performance period based on financial targets, including an average annual return on invested capital (“ROIC”) and average annual growth in earnings before interest, taxes, depreciation and amortization (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) (“Adjusted EBITDA”). We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

Summarized share information for our performance-based restricted stock units is as follows:

	Year ended December 31, 2017	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	124,394	$31.08
Granted	104,590	23.65
Vested	—	—
Forfeited	(39,916)	27.74
Outstanding and unvested, end of period	189,068	$27.68
As of December 31, 2017, we had unrecognized compensation cost of $1.3 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 2.0 years.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(11)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2017, there were 16,747,926 shares of common stock issued and outstanding. In addition, as of December 31, 2017, there were 340,302 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 605,788 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2017, 2016 and 2015, we repurchased approximately 182,000, 340,000 and 477,000 shares, respectively, of our common stock in the open market for a total cost of approximately $4.3 million, $8.0 million and $12.3 million, respectively. As of December 31, 2017, there was approximately $11.7 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Securities Purchase Agreement

On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2017, Sagard beneficially owned 3,639,367 shares or 21.7% of our outstanding common stock.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(12) Business Segments

For the year ended December 31, 2017, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, digital learning services, system hosting, managed learning services and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. This segment also provides apprenticeship and vocational skills training funded by an agency of the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organization performance solutions, including leadership development training, strategy-through-implementation consulting services and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications and higher education as well as government agencies.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2017	2016	2015
Revenue:
Learning Solutions	$214,820	$208,998	$207,039
Professional & Technical Services	101,051	101,907	119,092
Sandy Training & Marketing	101,104	101,768	87,567
Performance Readiness Solutions	92,233	77,886	76,582
	$509,208	$490,559	$490,280
Gross Profit:
Learning Solutions	$38,971	$38,954	$36,223
Professional & Technical Services	14,426	15,803	23,621
Sandy Training & Marketing	14,524	14,181	11,321
Performance Readiness Solutions	14,106	11,219	10,827
Total gross profit	82,027	80,157	81,992
Selling, general and administrative expenses	57,419	48,597	47,748
Restructuring charges	3,317	—	1,551
Gain (loss) on change in fair value of contingent consideration, net	1,620	(136)	(371)
Operating income	22,911	31,424	32,322
Interest expense	3,132	1,568	1,381
Other (expense) income	(90)	178	(1,318)
Income before income tax expense	$19,689	$30,034	$29,623

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2017	2016
Identifiable assets:
Learning Solutions	$170,093	$147,595
Professional & Technical Services	87,014	80,033
Sandy Training & Marketing	29,957	25,804
Performance Readiness Solutions	77,943	62,169
Total assets	$365,007	$315,601

Corporate and other assets which consist primarily of cash, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2017	2016	2015
Additions to property, plant and equipment:
Learning Solutions	$1,174	$548	$768
Professional & Technical Services	480	146	269
Sandy Training & Marketing	70	13	77
Performance Readiness Solutions	73	39	496
Corporate and other	937	656	747
	$2,734	$1,402	$2,357
Depreciation and amortization:
Learning Solutions	$2,225	$2,403	$3,189
Professional & Technical Services	749	797	1,152
Sandy Training & Marketing	439	429	465
Performance Readiness Solutions	2,023	1,530	1,446
Corporate and other	1,538	1,303	1,613
	$6,974	$6,462	$7,865

Information about our revenue in different geographic regions, which is attributable to our operations located primarily in the United States, United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
United States	$350,632	$339,329	$341,581
United Kingdom	100,466	93,017	98,991
Other	58,110	58,213	49,708
	$509,208	$490,559	$490,280

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2017	2016
United States	$215,523	$195,693
United Kingdom	75,862	59,018
Other	73,622	60,890
	$365,007	$315,601

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(13)	Fair Value Measurements

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
Our financial instruments measured at fair value include interest rate derivatives and contingent consideration in connection with business combinations. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, and the level they fall within the fair value hierarchy (in thousands):

			Fair Value
		Fair Value	December 31,
Description of Financial Instrument	Financial Statement Classification	Hierarchy	2017	2016
Contingent consideration	Accounts payable and accrued expenses	Level 3	$2,724	$3,590
Contingent consideration	Other noncurrent liabilities	Level 3	1,502	1,669
Interest rate swap agreement	Other assets	Level 2	88	—
Interest rate cap agreement	Other assets	Level 2	285	—

Contingent consideration related to acquisitions is recognized at fair value on the acquisition date and is re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities using an appropriate valuation methodology, typically either an income-based approach or a simulation model, such as the Monte Carlo model, depending on the structure of the contingent consideration arrangement. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. Refer to Note 2 for further details including the change in fair value of contingent consideration during the year ended December 31, 2017.
The Company entered into interest rate swap and interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(14)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

Fiscal year ending:	Real property	Machinery and equipment	Total
2018	$8,659	$994	$9,653
2019	7,364	464	7,828
2020	5,303	109	5,412
2021	3,868	23	3,891
2022	3,094	5	3,099
Thereafter	6,942	—	6,942
Total	$35,230	$1,595	$36,825

Certain of the leases contain provisions for rent escalation based on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $11.0 million, $9.8 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other

As of December 31, 2017, we had eleven outstanding letters of credit totaling $5.4 million, which expire in 2018 through 2022. In addition, we have three outstanding performance bonds totaling $6.4 million for contracts to be completed in 2018.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(15)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended						Year ended
2017	March 31	June 30	September 30		December 31		December 31
Revenue	$122,447	$131,161	$124,097		$131,503		509,208
Gross profit	19,388	22,435	18,646		21,558		82,027
Net income	4,086	5,863	3,281	(a)	(339)	(a)	12,891

Earnings per share:
Basic	$0.24	$0.35	$0.20		$(0.02)		$0.77
Diluted	$0.24	$0.35	$0.19		$(0.02)		$0.76

2016
Revenue	$115,756	$125,542	$121,978		$127,283		$490,559
Gross profit	17,927	20,344	20,004		21,882		80,157
Net income	3,800	4,913	4,802		6,732		20,247

Earnings per share:
Basic	$0.23	$0.29	$0.29		$0.40		$1.21
Diluted	$0.23	$0.29	$0.29		$0.40		$1.21
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(a) Includes a $2.6 million gross profit reduction in the third quarter ended September 30, 2017 due to a contract performance dispute resulting in an increase in estimated costs to complete a project for a foreign oil and gas client. During the fourth quarter ended December 31, 2017, the client terminated the contract and we incurred a $1.8 million loss in the fourth quarter of 2017, of which $0.5 million is reflected as a reduction to gross profit and $1.3 million is included in SG&A expense and represents a bad debt reserve relating to accounts receivable from the client.

(16) Subsequent Event

On January 2, 2018, we acquired the business and certain assets of Hula Partners, a provider of SAP SuccessFactors Human Capital Management (HCM) implementation services with headquarters in Houston, Texas. The purchase price was $10.0 million in cash. The results of Hula Partners' operations will be included in the consolidated financial statements beginning January 2, 2018.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2018.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2017, we believe that during 2017 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2018.

Equity Compensation Plan information as of December 31, 2017

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	3,000
(b) Weighted average exercise price of outstanding options	$19.38
(c) Number of securities remaining available for future issuance under equity compensation plans	605,788

For a description of the material terms of our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2018.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Operations – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015

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

3.2
GP Strategies Corporation Amended and Restated By-Laws, including all amendments through August 8, 2017. Incorporated herein by reference to Exhibit 3.1 of GP Strategies Corporation’s Form 8-K filed on August 14, 2017.

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
10.6
Employment Agreement, dated as of July 1, 1999, between GP Strategies Corporation’s and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 1999.

10.7
Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.8
Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.9
Amendment, dated December 30, 2008, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.10
Amendment, dated December 30, 2009, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.3 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.11
Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.12
Employment Agreement, dated as of July 1, 1999, between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.

10.13
Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.14
Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.15
Amendment, dated December 30, 2008, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.16
Amendment, dated December 30, 2009, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.4 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.17
Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.18
Form of Employment Agreement between General Physics Corporation and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on October 4, 2007.

10.19
Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2007.

10.20
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

10.22
Form of Stock Unit Agreement between GP Strategies Corporation and certain officers, dated November 7, 2008. Incorporated herein by reference to Exhibit 10.15 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2008.

10.23
Form of Non-Qualified Stock Option Agreement between GP Strategies Corporation and certain officers, dated January 21, 2010. Incorporated herein by reference to Exhibit 10.23 to GP Strategies Corporation’s Form 10-K for the year ended December 31, 2009.

10.24	Form of Performance-Based Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q filed on May 5, 2015.
10.25	Form of Time-Based Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation's Form 10-Q filed on May 5, 2015.
10.26	Cash Bonus Plan of GP Strategies Corporation, as amended on March 30, 2015. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation's Form 10-Q filed on May 5, 2015.
10.27
Lease Agreement, entered into as of February 28, 2013 by and between 70 CC, LLC, a Delaware limited liability company (“Landlord”) and GP Strategies Corporation, a Delaware corporation (“Tenant”). Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed on March 5, 2013.

10.28
Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.29
Amendment, dated December 30, 2011, to Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.30
Registration Rights Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.2 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.31	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.
10.32	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K dated December 23, 2005.
10.33
Global Outsourcing Services Agreement dated July 2, 2013 between HSBC Holdings plc and GP Strategies Managed Services Limited relating to the Provision of Global Learning Services. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2013.

10.34	Separation Agreement, dated December 21, 2017, between GP Strategies Corporation and Sharon Esposito-Mayer. *
21	Subsidiaries of GP Strategies Corporation*
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*
101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: March 1, 2018	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	March 1, 2018

/s/ Michael R. Dugan
Michael R. Dugan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	March 1, 2018

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 1, 2018

/s/ Steven E. Koonin
Steven E. Koonin	Director	March 1, 2018

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 1, 2018

/s/ Samuel D. Robinson
Samuel D. Robinson	Director	March 1, 2018

/s/ A. Marvin Strait
A. Marvin Strait	Director	March 1, 2018