Form 10-K/A
period 2017-12-31
GP STRATEGIES CORP
filed 2018-04-30
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

 ☐Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Act:None

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively. This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2017, originally filed on March 1, 2018 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of the date of this filing.

Name	Age	Position
Harvey P. Eisen (1)	75	Chairman of the Board of Directors
Marshall S. Geller (1), (2), (3)	79	Director
Scott N. Greenberg (1), (5)	61	Chief Executive Officer; Director
Steven E. Koonin (5)	66	Director
Richard C. Pfenniger, Jr. (3), (4)	62	Director
Samuel D. Robinson (1), (2), (3), (4)	44	Director
A. Marvin Strait (2), (4)	84	Director
Douglas E. Sharp	59	President Emeritus
Adam H. Stedham	49	President
Russell L. Becker	43	Executive Vice President & Chief Sales Officer
Patricia R. Begley	61	Executive Vice President & Chief of Staff
Kenneth L. Crawford	59	Executive Vice President, General Counsel & Secretary
Michael R. Dugan	50	Executive Vice President & Chief Financial Officer
Donald R. Duquette	64	Executive Vice President
David A. Gugala	69	Executive Vice President
Deborah T. Ung	55	Executive Vice President
_______________________

(1)	Member of the Executive Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating / Corporate Governance Committee.

(4)	Member of the Audit Committee.

(5)	Member of Government Security Committee.

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

Harvey P. Eisen is Chairman, Chief Executive Officer and Director of Wright Investors' Service Holdings, Inc., formerly National Patent Development Corporation (NPDC). He has also served as Chairman of Bedford Oak Advisors, LLC, an investment partnership, since 1998. He was previously Senior Vice President of Travelers, Inc. and held various executive positions with Primerica, SunAmerica Corp., and Integrated Resources Asset Management. Mr. Eisen has served on the Strategic Development Board for the Trulaske College of Business, University of Missouri since 1995 where he established the first accredited course on the Warren Buffet Principles of Investing. He also served on the Zanvyl Krieger School of Arts and Sciences Advisory Board for Johns Hopkins University as well as the Carey Business School Board of Overseers and the Hopkins Parents Council. Mr. Eisen has served on our Board of Directors since 2002 and has been Chairman of our Board of Directors since 2005. His long, distinguished career in the investment and finance industry, combined with his wealth of experience with companies in many sectors, make him a skilled adviser who provides critical insight into strategic planning and financial matters.

Marshall S. Geller was a Founder of St. Cloud Capital, a Los Angeles based private equity fund, and Senior Investment Advisor from December 2001 until September 2017. He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently on the Board of Directors of COR Capital LLC, Wright Investors' Service Holdings, Inc., UCLA Health System and VerifyMe, Inc. and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. Previously Mr. Geller was a director of Guidance Software, Inc., National Holdings Corporation and California Pizza Kitchen. Mr. Geller has served on our Board of Directors since 2002. As the managing partner of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and adviser to companies in various sectors.

Scott N. Greenberg has been Chief Executive Officer of the Company since April 2005. He was President of the Company from 2001 until 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions since joining the Company in 1981. Mr. Greenberg was also a Director of Wright Investors’ Service Holdings Inc., from 2004 to 2015. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. Mr. Greenberg has served on our board of directors since 1987. As our Chief Executive Officer, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

Steven E. Koonin has been the director of the Center for Urban Science and Progress since its creation in April 2012 by New York University, where he is also a Professor of Information, Operations, and Management Sciences in the Stern School of Business and of Civil and Urban Engineering in the Tandon School of Engineering. Prior to his current roles, Dr. Koonin served as Undersecretary for Science at the U.S. Department of Energy from May 2009, following his confirmation by the U.S. Senate, until November 2011. Prior to joining the government, Dr. Koonin spent five years, from March 2004 to May 2009, as Chief Scientist for BP, p.l.c. From September 1975 to July 2006, Dr. Koonin was a professor of theoretical physics at Caltech and was the institute’s Provost from February 1995 to January 2004. Dr. Koonin was a director of CERES, Inc., a publicly traded company pursuing genetically enhanced bioenergy crops, from 2012 to 2015. His memberships include the U.S. National Academy of Sciences, the American Academy of Arts and Sciences, the Council on Foreign Relations. He is a former member of the Trilateral Commission. He has been a member of the JASON advisory group from July 1988 to May 2009, and from November 2011 to present, and served as the group’s chair from 1998 to 2004. He also has served as an independent governor of the Los Alamos and Lawrence Livermore National Security LLCs since July 2012 and of the Sandia Corporation from 2016 to 2017 and was a member of the Secretary of Energy’s Advisory Board from 2013 to 2016. Dr. Koonin holds a B.S. in Physics from Caltech and a Ph.D. in Theoretical Physics from MIT and has been a Trustee of the Institute for Defense Analyses since 2014. Dr. Koonin has served on our Board of Directors since June 2016. Dr. Koonin brings extensive experience in science, education, energy and government to our Board of Directors.

Richard C. Pfenniger, Jr. served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and as Interim Chief Executive Officer of Integramed America, Inc., a manager of outpatient fertility centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of TransEnterix, Inc. (a medical device company), Opko Health, Inc. (a multi-national pharmaceutical and diagnostics company), BioCardia, Inc. (a regenerative medicine company) and Wright Investors' Service Holdings, Inc. Mr. Pfenniger has served on our Board of Directors since 2005. Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and prior experience in the education industry brings relevant experience managing a growth-oriented business and balancing the demands of clients, employees and investors.

Samuel D. Robinson is President of Sagard Holdings ULC ("Sagard") and its subsidiary, Sagard Capital Partners Management Corporation, and a Vice President of Power Corporation of Canada ("Power"). He joined Sagard and Power in 2016 after an 18 year career at Goldman Sachs. He served in a a variety of positions at Goldman Sachs, including Chief Administrative Officer and head of strategy for the global Investment Banking Division, Chief Operating Officer for the firm's emerging markets businesses, Asia Regional Chief of Staff and Chief of Staff to the firm's President. Earlier, he trained as a financial institutions investment banker, worked in venture capital and was involved for many years in corporate strategy and investor relations. Mr. Robinson currently serves on the boards of Sagard and Integramed America, Inc. He holds a M. A. and a M. Phil., both from Christ Church, Oxford University. Mr. Robinson has served on our Board of Directors since August 2016. Mr. Robinson brings to the Board experience in strategy, business operations, M&A, capital raising, and in working closely with leaders to maximize their own strategic and operational impact.

A. Marvin Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 50 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council. Mr. Strait served as a Director and Chairman of the Audit Committee of Continucare Corporation from 2004 to 2011, and as a Director and Chairman of the Audit Committee of RAE Systems, Inc. from 2006 to 2009. Mr. Strait has served on our Board of Directors since December 2007. Mr. Strait brings to the Board significant expertise in accounting and financial matters and in analyzing and evaluating financial statements. He has served on the audit committees of several companies, and is Chair of our Audit Committee.

Officers of the Registrant

Douglas E. Sharp was President of GP Strategies Corporation (“GP Strategies”) from February 2006 to November 2017. In May 2017, he announced his decision to retire and became President Emeritus in November 2017 when Adam Stedham was appointed as the new President of GP Strategies. He was President of the Company's former principal operating subsidiary, General Physics Corporation (“General Physics”), from 2002 to 2011, when it was merged with the Company. Mr. Sharp had served as Chief Operating Officer of General Physics prior to becoming President and has held various other positions since joining General Physics in 1981.  He currently serves on the Managing Board of National Aerospace Solutions, LLC. Mr. Sharp holds a Bachelor of Science in Mechanical Engineering from University of Maryland.

Adam H. Stedham became the President of GP Strategies in November 2017. Prior to this role, he served as a Senior Vice President of GP Strategies since 2012 and as a Vice President from 2008 to 2012. Mr. Stedham has served as a leader of GP Strategies in roles of increasing responsibility since joining the company in 1997, including leading various service lines, managing the Asia Pacific region, and leading business development initiatives in multiple industries. Mr. Stedham has significant expertise in global operations, learning, and performance improvement. He holds a Masters of Business Administration from Anderson University, a Masters of Adult Education from Ball State University, and he is completing his doctorate in the University of Pennsylvania CLO program.

Russell L. Becker became Executive Vice President & Chief Sales Officer of GP Strategies in January 2018. He has extensive leadership experience helping organizations establish the right organizational strategy and sales discipline to achieve their aggressive growth goals. Most recently, he served as President and CEO of AchieveForum from 2015 to 2017. Prior to that, he held various leadership positions including Executive Vice President of Global Sales at Kenexa, a company acquired by IBM, from 2008 to 2014. Mr. Becker holds a Bachelor of Arts in Psychology & Political Science and a Masters of Business Administration from the University of Nebraska-Lincoln.

Patricia R. Begley has been Executive Vice President of the Company since April 2011, when the Company acquired the consulting business of RWD Technologies (“RWD”). In November 2017, Ms. Begley was named Chief of Staff. Prior to joining RWD in 2005, Ms. Begley was with SAP America where she served as Senior Vice President, Education for North America, from 2001 to 2005 and held a variety of training and financial positions from 1996 to 2001. From 1988 to 1996, Ms. Begley was Manager of the Mid-Atlantic Consumer Products group for Sony Corporation of America. Prior to that, she held accounting positions at Owens Illinois, International Playtex and Chesapeake Paper Company. Ms. Begley received a B.S. degree in Business Administration/Accounting from Montclair State College.

Kenneth L. Crawford is Executive Vice President, General Counsel and Secretary of GP Strategies. He was Senior Vice President, General Counsel and Secretary of GP Strategies from April 2007 to March 2018, at which time he was appointed an Executive Vice President.  He became a Senior Vice President of General Physics in March 2006, was a Vice President of General Physics from 1991 to March 2006, and became General Counsel of General Physics in 1991 and Secretary of General Physics in 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law. Mr. Crawford is a graduate of the University of Michigan Law School.

Michael R. Dugan became Chief Financial Officer of GP Strategies in November 2017 and was appointed an Executive Vice President in March 2018. Prior to this role, he was Senior Vice President of Finance of GP Strategies since February 2017 and Vice President of Finance from January 2012 to February 2017. After joining the company as a Controller in 1997, Mr. Dugan has served in roles of increasing responsibility in the finance department, including serving as Director of Finance from 2000 to 2011. Mr. Dugan holds a degree in Business Economics from the University of California, Santa Cruz.

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

David A. Gugala has been Executive Vice President of GP Strategies since November 2016 and was Senior Vice President from June 2012 to 2016. He has been Vice President Operations, Sandy Corporation – a division of GP Strategies (“Sandy”) since January 2007, when the Company acquired Sandy from ADP, Inc. He has served in various operations leadership roles since joining Sandy in 1976. Mr. Gugala holds a Bachelor of Arts degree from Wayne State University.

Deborah T. Ung has been Executive Vice President of GP Strategies since November 2016, was Senior Vice President from December 2011 to 2016 and was Vice President, RWD, since April 2011, when GP Strategies acquired the consulting business of RWD. Prior to joining GP Strategies, Ms. Ung was a Vice President of RWD from 2006 to 2011 and from 1997 to 2001, and held various operational and leadership roles after joining RWD in 1989. From 2002 to 2005, she was President of Accelera Corporation, an education services provider for the life sciences industry. Ms. Ung received a Bachelor of Science degree in Environmental Health/Health Physics from Purdue University.

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

Audit Committee

Our Audit Committee assists our Board in fulfilling its oversight responsibility with respect to our auditing, accounting, financial reporting and internal control functions as set forth in its charter. The Audit Committee also approves the services provided by our independent registered public accounting firm, and monitors and evaluates its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence. Our Audit Committee currently consists of A. Marvin Strait, Chairman, Samuel D. Robinson and Richard C. Pfenniger, Jr. The Board of Directors has determined that Mr. Strait and Mr. Pfenniger both qualify as “audit committee financial experts” under applicable SEC regulations and that all three members of the Audit Committee are independent under the NYSE listing standards.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments. A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. We will provide a copy of such code to any stockholder who requests one by contacting our Secretary, 70 Corporate Center, 11000 Broken Land Parkway, Suite 200, Columbia, MD 21044. If we make any substantive amendments to the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpstrategies.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. We will provide a copy of such code to any stockholder who requests one by contacting our Secretary, 70 Corporate Center, 11000 Broken Land Parkway, Suite 200, Columbia, MD 21044. We did not implement any changes to our process for stockholder recommendations of director nominees during 2017.

Item 11. Executive Compensation

Compensation Committee

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

•	Review director compensation levels and practices, and recommend from time to time changes in such compensation levels and practices to the Board, with equity ownership in the Company encouraged;

•	Annually review and reassess the adequacy of the charter of the Compensation Committee and recommend any proposed changes to the Board for approval; and

•
Make recommendations to the Board with respect to (a) committee member qualifications, (b) committee member appointments and removals, (c) committee structure and operations, and (d) committee reporting to the Board.

The Compensation Committee is responsible for making compensation decisions regarding the Chief Executive Officer, the President, the Chief Financial Officer and our other executive officers. The Compensation Committee is also involved in making compensation decisions regarding certain key non-executive officer employees.
None of the members of the Compensation Committee is a current or former officer or employee of ours.

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers. The information contained in the following tables and related footnotes and narrative discussions focuses primarily on the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent they enhance the understanding of our executive compensation disclosure.
Results of 2017 Stockholder Say on Pay Vote
At our 2017 annual meeting of stockholders our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with 10,401,729 shares voting in favor (representing over 95% of shares voted and approximately 62% of shares outstanding), 251,087 shares voting against, 6,683 shares abstaining and 4,653,463 shares held by brokers not voting. These results are similar to the stockholder votes on executive compensation at our 2016 annual meeting of stockholders, so we believe that our stockholders are generally supportive of the amounts and the manner in which Named Executive Officers have been compensated. The Compensation Committee did not consider the results of the 2017 stockholder advisory vote on executive compensation when making decisions regarding executive compensation in 2017.

Compensation Philosophy and Objectives

The Compensation Committee seeks to provide compensation programs designed to:

•	Attract and retain talented and dedicated executives;

•	Motivate and reward executives whose knowledge, skills, potential and performance are critical to our success; and

•	Align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases.

The Compensation Committee believes that the most effective compensation program is one that provides competitive base pay, rewards the achievement of goals and objectives, and provides an incentive for retention. The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives (the vesting of which may accelerate upon termination of employment and/or a change in control), other benefits and perquisites and post-termination severance compensation. Base salary, benefits, and limited perquisites are designed to attract and retain highly qualified individuals. Also, in order to avoid excessive risk taking, it is important that not all cash compensation be variable. Annual cash incentive compensation awards are designed to focus the entire senior executive team, including the Named Executive Officers, toward achieving our goals while recognizing their individual contributions. Long-term equity incentives are designed to align the interests of our Named Executive Officers with our stockholders, reward overall enterprise performance, and encourage the retention of the Named Executive Officers by providing additional opportunities for them to participate in the ownership of the Company and its future growth.

Setting Executive Compensation

We typically evaluate annually whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our stockholders. As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by Kenexa, Mercer and Western Management Group which provide base salary and bonus compensation data. In general, our objective is to compensate our executive officers at levels between the 50th and 75th percentiles for executives in similar positions at similarly sized companies, which we believe usually allows us to satisfy the objectives described above. The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels outside the 50th to 75th percentile for executives in similar positions due to the executives’ experience and the market for executives with similar experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.
In addition, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, at times we have engaged an independent compensation consultant to evaluate the compensation of certain executive officers and other key employees. In 2015, we engaged Frederic W. Cook and Co., Inc. (the "compensation consultant") to assess the competitiveness of compensation levels for certain of our officers, including our named executive officers, relative to peer group and survey market data. We have not engaged a compensation consultant to evaluate our compensation structure since then.

Elements of Compensation

Base Salary

General

The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make or recommend compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and Company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer as to officers other than the Chief Executive Officer, and the compensation levels for individuals with similar credentials. With the exception of Mr. Dugan and Ms. Ung, the Named Executive Officers' salaries were last increased on April 1, 2015 based on survey market data and resulted in the executives' salaries being at levels between the 50th and 75th percentiles for executives in similar positions at similarly sized companies. Mr. Dugan's salary was increased from $210,000 to $275,000 in December 2017 in connection with his promotion to Chief Financial Officer. Ms. Ung's salary was increased from $250,000 to $275,000 on June 1, 2017 and in April 2018 the Compensation Committee approved an additional increase to $300,000 effective May 1, 2018.

Cash-Based Incentive Compensation (Bonus)

Bonuses to our Chief Executive Officer and President Emeritus

The employment agreements with our Chief Executive Officer and our President Emeritus contain formulas for determining their annual cash bonuses. The formula ties the bonus payable to them to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions and other extraordinary or unusual nonrecurring items as defined in their employment agreements. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated from our audited financial statements by adding back interest expense, income tax expense, depreciation and amortization to net income, and adjusting for certain non-recurring items such as gains or losses on the change in fair value of contingent consideration. Under their employment agreements, the Chief Executive Officer’s and President Emeritus’ bonuses are (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50% of his base salary for that year. In calculating the bonus for Mr. Greenberg and Mr. Sharp, for any year in which we acquire any business, the formula set forth in their employment agreements requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place.
For 2017, our EBITDA, as adjusted for acquisitions and other unusual nonrecurring items in 2017 and 2016, decreased 16%. As a result, no bonuses were paid to Mr. Greenberg or Mr. Sharp with respect to the year ended December 31, 2017 pursuant to their employment agreements or otherwise.

Bonuses to our other Named Executive Officers

Our Short-Term Incentive Program (the "STIP") provides for the payment of cash bonuses to eligible employees of the Company and its subsidiaries, including all of the Named Executive Officers except for Scott Greenberg and Douglas Sharp. Messrs. Greenberg and Sharp, the Company’s Chief Executive Officer and President Emeritus, respectively, are not eligible to participate in the STIP as their cash bonuses are determined under their individual employment agreements as described above.
The STIP divides eligible employees into categories based on their levels of responsibility and also establishes a general pool for paying cash bonuses to all other eligible employees of the Company. For each category of participants (other than those in the general pool), the STIP establishes the amount of cash bonus opportunity, types of performance objectives, and allocation of bonus among those types of performance objectives. The specific performance objectives to be used and the thresholds for earning part or all of the bonus opportunity allocated to each of those objectives are established each year in accordance with the terms of the plan applicable for the category. The STIP also provides for bonus payments to be made to participants in addition to the bonus opportunity applicable for each category if the Company’s performance exceeds an aggressive goal established annually, but the total amount paid to any employee under the STIP may not exceed 100% of the employee’s annual base salary. In addition to giving more weight to company performance objectives than the previous cash bonus plan, the STIP provides for the establishment of minimum thresholds for group or business unit performance that must be achieved for an employee in a group or business unit to earn the part of the bonus attributable to Company performance objectives in order to assure an acceptable minimum level of group and business unit performance.
Employees in the executive category (which includes the participating Named Executive Officers, with the exception of Mr. Dugan whose bonus targets were set at the beginning of 2017 before he was in the executive category) have a cash bonus opportunity of 50% of annual base salary which is earned based on achievement against a mix of Company, group, and individual objectives. During 2017, 70% of the cash bonus opportunity was allocated to achievement of Company performance objectives, 20% was allocated to achievement of group performance objectives, and 10% was allocated to achievement of individual performance objectives. The Company and group performance objectives were each further divided into an income before tax growth objective and a revenue growth objective.
The bonus opportunities in the other categories of the STIP ranged from 10%-30% in 2017 depending on the level of responsibility of participants in the category. Mr. Dugan's bonus opportunity was 25% of salary for 2017.There is also a general pool to fund discretionary cash bonuses to eligible employees not assigned to one of the other categories. The method for determining the amount of the general pool available for such discretionary cash bonuses is to be established annually.

The table below summarizes the allocation of the bonus opportunity among each applicable annual performance goal set for the year ended December 31, 2017, the maximum potential bonus, performance goals at threshold and target values and the actual scores and calculated bonuses for our Named Executive Officers that participate in the STIP.

	2017 Bonus Targets by Performance Goal
	% of Bonus Target	Maximum Potential Bonus	Performance Goal at Threshold (20% Payout)		Performance Goal at Maximum (100% Payout)		Actual Score	2017 Bonus
Michael R. Dugan
Company revenue	10%	5,250	$520.0 million		$535.7 million		0%
Company pre-tax income	40%	21,000	$33.8 million		$35.6 million		0%
Company G&A	20%	10,500	$49.2 million	(1)	$47.3 million	(1)	0%
Finance G&A Cost	20%	10,500	$7.4 million		$7.1 million		0%
Individual objectives (2)	10%	5,250					0%
Total	100%	52,500					0%	$0

Sharon Esposito-Mayer
Company revenue	14%	25,200	$520.0 million		$535.7 million		0%
Company pre-tax income	56%	100,800	$33.8 million		$35.6 million		0%
Company G&A	20%	36,000	$49.2 million	(1)	$47.3 million	(1)	0%
Individual objectives (2)	10%	18,000					0%
Total	100%	180,000					0%	$0

Donald R. Duquette
Company revenue	14%	24,500	$520.0 million		$535.7 million		0%
Company pre-tax income	56%	98,000	$33.8 million		$35.6 million		0%
Group revenue	4%	7,000	$215.9 million		$224.1 million		0%
Group Net Income	16%	28,000	$40.0 million		$42.2 million		0%
Individual objectives (3)	10%	17,500					0%
Total	100%	175,000					0%	$0

Deborah T. Ung
Company revenue	14%	17,500	$520.0 million		$535.7 million		0%
Company pre-tax income	56%	70,000	$33.8 million		$35.6 million		0%
Group revenue	4%	5,000	$86.9 million		$89.5 million		0%
Group gross profit	16%	20,000	$12.4 million		$13.1 million		16%
Individual objectives (3)	10%	12,500					0%
Total	100%	125,000					0%	$20,000 (4)

Karl Baer
Company revenue	14%	22,750	$520.0 million		$535.7 million		0%
Company pre-tax income	56%	91,000	$33.8 million		$35.6 million		0%
Group revenue	4%	6,500	$109.6 million		$111.0 million		0%
Group gross profit	16%	26,000	$17.6 million		$18.6 million		0%
Individual objectives (3)	10%	16,250					0%
Total	100%	162,500					0%	$0
__________________________

(1)	Represents SG&A expense excluding amortization, bad debt expense and certain other expenses.

(2)
Mr. Dugan's and Ms. Esposito-Mayer's individual performance objectives included department cost reduction, process improvement and efficiency, improvement of corporate support to operations, and improvement of company profitability or company cash flow. Actual score was subjectively determined by the Chief Executive Officer after consideration of the executive's performance against objectives.

(3)
The individual performance objectives for Mr. Duquette, Ms. Ung and Mr. Baer included generating cross-selling opportunities for other groups and cash flow management initiatives. Actual score was subjectively determined by the Chief Executive Officer after consideration of the executives' performance against their objectives.

(4)
Actual bonus is calculated by multiplying the actual bonus target score multiplied by the maximum target bonus. Annual bonus for 2017 was approved by the Compensation Committee in April 2018 and will be paid in May 2018.

Long-term Equity Incentive Compensation

Our Compensation Committee also grants to the Named Executive Officers equity compensation under our incentive stock plan. Equity compensation for the Named Executive Officers, which has historically taken the form of stock options and restricted stock units, is designed to align the interests of our executives with our stockholders as well as to retain the executives. Equity grants are also intended to drive long term performance, in that the value ultimately realized is linked to stock price appreciation. Option grants have no value without stock price appreciation, and restricted stock has value at grant that can increase with stock price appreciation and decrease with stock price declines. Thus, the Compensation Committee believes that equity grants should motivate management to enhance the value of our common stock.
The Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long term goals and objectives. Our long-term incentive program provides for the issuance to certain key executives of performance-vesting and time-vesting restricted stock units under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).
Under the program, a target level of equity compensation is set for each officer. The target level is determined by multiplying the officer’s annual base salary by a number, which in 2017 for Mr. Greenberg was 1.4, for Mr. Sharp was 1.0, Mr. Dugan was 0.3, Ms. Esposito-Mayer was 0.9, Mr. Duquette was 0.75, Ms. Ung was 0.75 and Mr Baer was 0.75. The total equity compensation was divided into performance-based and time-based restricted stock units. For the grant made in 2017, 100% of Mr. Greenberg’s target equity compensation was in the form of performance-based restricted stock units. For all other participants, 75% of his or her target equity compensation was in the form of performance-based restricted stock units and 25% was in the form of time-based restricted stock units.
Pursuant to the authority granted to it under the 2011 Plan, on March 24, 2017 the Compensation Committee granted performance-vesting restricted stock units to certain officers, including all of the Named Executive Officers, and established the performance-vesting measures and targets for the performance period applicable to the grants. Employees will not be entitled to the performance-based restricted stock units unless they are an employee through the end of a three-year performance period running through December 31, 2019, except in case of the recipient's death or disability, retirement, or upon a change in control, which will result in pro rata vesting to the extent that the Compensation Committee determines that the targets it established have been achieved. For the 2017-2019 performance period, the Compensation Committee authorized 50% of each grant to vest based on a target level of average annual return on capital (“ROIC”) and 50% of each grant to vest based on average annual growth in EBITDA (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) (“Adjusted EBITDA”). The Compensation Committee approved ROIC and Adjusted EBITDA as appropriate performance measures for aligning executive compensation with creation of stockholder value. There is no vesting with regard to the ROIC goal until approximately 75% of the goal is satisfied, at which point 20% of applicable units vest. Between approximately 75% and 100% of the ROIC goal, the number of units vesting increases proportionately. There is no vesting with regard to the Adjusted EBITDA goal until approximately 62% of the goal is satisfied, at which point 20% of the applicable units vest. Between approximately 62% and 100% of the Adjusted EBITBA goal, the number of units vesting increases proportionately. If 100% or more of either goal is satisfied, there is full vesting of the units associated with that goal. Up to 86,585 shares of our common stock could be issued in respect of the performance-vesting restricted stock units granted in 2017 if the target performance levels established by the Compensation Committee for both corporate objectives are achieved or exceeded during the 2017-2019 performance period.
For the three year performance period ended December 31, 2017, we did not meet the minimum ROIC or Adjusted EBITDA targets and, therefore, no awards from the 2015 grant of performance-based stock units vested.

Also on March 24, 2017, pursuant to the authority granted to it under the 2011 Plan, the Compensation Committee granted time-vesting restricted stock units to the same officers. The time-vesting restricted stock units will vest if the employee is still employed by us on December 31, 2019. After taking into account target compensation, the performance-vesting versus time-vesting mix under the program, and the closing stock price of the Company’s common stock on March 24, 2017, the Compensation Committee granted to each of the Named Executive Officers the following time-vesting and performance-vesting restricted stock units:

Name	Performance-Based Restricted Stock Units	Time-Based Restricted Stock Units	Total Restricted Stock Units
Scott N. Greenberg	33,150	—	33,150
Michael R. Dugan	1,855	618	2,473
Sharon Esposito-Mayer	10,275	3,425	13,700
Douglas E. Sharp	16,490	5,497	21,987
Donald R. Duquette	8,325	2,775	11,100
Deborah T. Ung	5,946	1,982	7,928
Karl Baer	7,730	2,577	10,307
New Long-Term Incentive Program in 2018
On April 20, 2018 the Compensation Committee approved certain changes to our Long-Term Incentive Program (“LTIP”) and also approved grants of performance-based restricted stock units to certain officers, including the Named Executive Officers, under the 2011 Plan. The new LTIP provides a target level of equity compensation for each participant, which is determined by multiplying the officer’s annual base salary by a number. The Committee revised the plan to change the multiplier for Scott Greenberg, our Chief Executive Officer, from 1.4 to 1.3, for Adam Stedham, President to 1.1, for Executive Vice Presidents to 0.8 (including named executive officers Michael R. Dugan, Donald R. Duquette and Deborah T. Ung), and Senior Vice Presidents who participate in the plan to 0.6. The Committee also revised the LTIP to provide that all new grants of restricted stock units under the LTIP will have performance-based vesting.

The Committee also changed the performance measure that the Company will use to determine vesting of the restricted stock units. As amended, the LTIP now provides that performance-based grants will vest based on percentage compound annual growth rate (“CAGR”) in “Equity Value per Share” over a three year measurement period. The LTIP defines Equity Value per Share as Adjusted EBITDA times a multiplier determined by the Committee, minus debt and cash, then divided by basic shares outstanding on the measurement date. The Committee believes that use of this measurement better provides management with incentives based on factors within their control that align with the creation of value for the Company’s stockholders - the rate of EBITDA growth and capital efficiency in achieving that growth. The use of a fixed multiplier insulates the vesting mechanism from volatility in market prices of the Company’s shares.

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

•
Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the Named Executive Officers. During 2017, the executive life insurance policies provided coverage up to five times the executive’s annual base salary. The premiums are fully paid by us. A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•
Automobile Allowances: During 2017, each of the Named Executive Officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

Employment Agreements, Severance Benefits and Change in Control Provisions

With the exception of Michael Dugan, all of our named executive officers have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. The “Tax Cuts and Jobs Act” eliminates the “qualified performance-based compensation” exception under Section 162(m) of the Code for taxable years beginning on or after January 1, 2018, but provides transition relief for compensation paid under binding written contracts that were in effect as of November 2, 2017, so long as the contract is not materially modified after such date. We intend that performance-based compensation paid under our incentive plans pursuant to grants made before November 2, 2017 be generally fully deductible for federal income tax purposes. However, no assurance can be given that compensation intended to qualify for the performance-based exception in fact will so qualify and may exceed the $1 million limitation in order to ensure competitive levels of total compensation for our executive officers.

Summary Compensation Table

The following table sets forth all compensation earned by each of the Named Executive Officers for the years ended December 31, 2017, 2016 and 2015. The named executive officers are the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2017. It also includes Sharon Esposito-Mayer, our former Chief Financial Officer who transitioned her role to Mr. Dugan in November 2017, as well as Karl Baer, who left the Company in November 2017 but is also required to be disclosed in the summary compensation table due to the level of his compensation for 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Scott N. Greenberg Chief Executive Officer	2017	560,000	—	554,285	—	—	(3)	29,278	1,143,563
	2016	560,000	—	332,999	—	—	(3)	29,278	922,277
	2015	534,333	—	470,585	—	—	(3)	24,599	1,029,517

Michael R.Dugan Executive Vice President & Chief Financial Officer (4)	2017	212,708	—	45,621	—	—	(5)	15,130	273,459
	2016	201,875	—	31,582	—	15,000	(5)	14,845	263,302
	2015	193,750	—	39,757	—	—	(5)	14,538	248,045

Sharon Esposito-Mayer Executive Vice President & Chief Financial Officer (6)	2017	360,000	—	252,795	—	—	(5)	21,636	634,431
	2016	360,000	—	174,874	—	25,250	(5)	21,618	581,742
	2015	345,417	—	220,370	—	—	(5)	26,822	592,609

Douglas E. Sharp President Emeritus	2017	520,000	—	405,716	—	—	(3)	25,500	951,216
	2016	520,000	—	280,677	—	—	(3)	25,423	826,100
	2015	492,292	—	353,701	—	—	(3)	27,521	873,514

Donald R. Duquette Executive Vice President	2017	350,000	—	204,833	—	—	(5)	29,836	584,669
	2016	350,000	—	141,700	—	25,193	(5)	29,700	546,593
	2015	335,417	—	178,521	—	—	(5)	28,961	542,899

Deborah T. Ung Executive Vice President	2017	263,541	—	146,299	—	20,000	(5)	22,312	452,152
	2016	250,000	—	101,218	—	6,300	(5)	16,887	374,405
	2015	241,250	—	127,531	—	—	(5)	16,429	385,210

Karl Baer Executive Vice President (7)	2017	311,458	—	190,193	—	—	(5)	24,368	526,019
	2016	325,000	—	131,587	—	—	(5)	24,673	481,260
	2015	317,708	—	165,819	—	—	(5)	26,110	509,637
_______________________

(1)
Reflects the grant date fair value for financial statement reporting for awards of restricted stock units or stock options in the year they were granted. For assumptions used in computing the fair value of stock-based compensation awards, see Note 10 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

(2)
All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Total ($)
Scott N. Greenberg	2017	7,200	9,208	12,870	29,278
	2016	7,200	9,208	12,870	29,278
	2015	7,200	9,014	8,385	24,599

Michael R. Dugan	2017	5,956	7,350	1,824	15,130
	2016	5,653	7,476	1,716	14,845
	2015	5,425	7,459	1,654	14,538

Sharon Esposito-Mayer	2017	7,200	9,951	4,485	21,636
	2016	7,200	9,933	4,485	21,618
	2015	7,200	16,772	2,850	26,822

Douglas E. Sharp	2017	7,200	9,915	8,385	25,500
	2016	7,200	9,838	8,385	25,423
	2015	7,200	11,936	8,385	27,521

Donald R. Duquette	2017	7,200	9,766	12,870	29,836
	2016	7,140	9,690	12,870	29,700
	2015	7,140	9,413	12,408	28,961

Deborah T. Ung	2017	6,329	9,442	6,541	22,312
	2016	6,325	7,250	3,312	16,887
	2015	6,318	6,937	3,174	16,429

Karl Baer	2017	7,200	9,380	7,788	24,368
	2016	7,200	9,346	8,127	24,673
	2015	7,200	10,998	7,912	26,110
_______________________

(3)	Bonus pursuant to Mr. Greenberg’s and Mr. Sharp’s employment agreements. See Compensation Discussion & Analysis.

(4)	Mr. Dugan was appointed Chief Financial Officer on November 20, 2017.

(5)	Bonus pursuant to the Company’s Short-term Incentive Plan. See Compensation Discussion & Analysis.

(6)	On November 20, 2017, Ms. Esposito-Mayer and the Company agreed to transition her duties and enter into a separation agreement pursuant to which her employment ended on December 31, 2017.

(7)	Pursuant to a separation agreement entered into between Mr. Baer and the Company in November 2017, Mr. Baer's employment ended on November 30, 2017.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards granted during the year ended December 31, 2017 to our named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant date fair value of stock and option awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott N. Greenberg	n/a	—	—	280,000
	3/24/2017				6,630	23,437	33,150				554,285
	3/24/2017
Michael R. Dugan	n/a	—	52,500	210,000
	3/24/2017				371	1,311	1,855				31,005
	3/24/2017							618			14,616
Sharon Esposito-Mayer	n/a	—	180,000	360,000
	3/24/2017				2,055	7,264	10,275				171,794
	3/24/2017							3,425			81,001
Douglas E. Sharp	n/a	—	—	260,000
	3/24/2017				3,298	11,658	16,490				275,712
	3/24/2017							5,497			130,004
Donald R. Duquette	n/a	—	175,000	350,000
	3/24/2017				1,665	5,886	8,325				139,204
	3/24/2017							2,775			65,629
Deborah T. Ung	n/a	—	125,000	250,000
	3/24/2017				1,189	4,204	5,946				99,425
	3/24/2017							1,982			46,874
Karl Baer	n/a	—	162,500	325,000
	3/24/2017				1,546	5,465	7,730				129,247
	3/24/2017							2,577			60,946
_____________________________

(1)
For Mr. Greenberg and Mr. Sharp, the maximum potential bonus is capped at 50% of his base salary. For the other Named Executive Officers, the target bonus is 50% of the executive's annual base salary and the maximum potential bonus may not exceed 100% of the executive's annual base salary (except for Mr. Dugan whose target bonus was 25% which was set at the beginning of 2017 prior to his promotion to Chief Financial Officer). Ms. Ung earned a bonus of $20,000 for 2017 which is included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. No bonuses were earned by Messrs. Greenberg, Dugan, Sharp and Duquette in respect of the year ended December 31, 2017 pursuant to the terms of the STIP or employment agreements, as applicable (see Compensation Discussion & Analysis). In connection with their separation agreements, Ms. Esposito-Mayer and Mr. Baer waived the right to earn a bonus for the year ended December 31, 2017.

(2)
The amounts reported in these columns show the threshold, target and maximum award opportunities for the performance-based restricted stock units granted to the Named Executive Officers. These restricted stock units vest on December 31, 2019, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to the Company's EBITDA and ROIC are met during a three-year performance period. The threshold amounts represent the minimum number of shares payable for a certain level of performance, and the target and maximum amounts represent the maximum payout possible under the plan (as the plan does not specify targets that are in between the minimum and maximum amounts).

(3)
The amounts reported in this column represents the time-based restricted stock units granted to the Named Executive Officers. These restricted stock units vest 100% on December 31, 2019 subject to the executive's continued employment with the Company.

(4)
The amounts reported in this column represent the grant date fair value of each equity award computed for financial statement reporting. In the case of the performance-based restricted stock units, the amounts reported are based upon the probable outcome of the applicable performance-based vesting conditions at the time of grant. Assumptions made in computing the grant date fair value of these awards are described in Note 10 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2017:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Scott N. Greenberg	—	—	—	—	9,073	210,494	70,969	1,646,481
Michael R. Dugan	—	—	—	—	2,205	51,156	4,112	95,398
Sharon Esposito-Mayer (3)	—	—	—	—	10,424	241,837	—	—
Douglas E. Sharp	—	—	—	—	15,015	348,348	36,557	848,122
Donald R. Duquette	—	—	—	—	8,661	200,935	18,455	428,156
Deborah T. Ung	—	—	—	—	5,959	138,249	13,182	305,822
Karl Baer (3)	—	—	—	—	5,009	116,209	—	—
_________________________

(1)	The amounts in these columns are calculated by multiplying the number of shares by the closing market price of our Common Stock on December 29, 2017 of $23.20 per share.

(2)
Represents the maximum number of shares that can be earned pursuant to the grant of performance-based restricted stock units. These restricted stock units vest, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to the Company's EBITDA and ROIC are met during a three-year performance period.

(3)	Ms. Esposito-Mayer and Mr. Baer will continue to vest in certain restricted stock units pursuant to the terms of their separation agreements with the Company.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	—	—	11,745	301,502
Michael R. Dugan	—	—	1,756	44,920
Sharon Esposito-Mayer	—	—	8,724	224,319
Douglas E. Sharp	—	—	11,272	286,408
Donald R. Duquette	—	—	7,453	192,179
Deborah T. Ung	—	—	4,639	118,363
Karl Baer	—	—	6,650	171,782
_________________________

(1)	Represents stock units which vested during 2017. Value realized upon vesting is based on the closing market price of our Common Stock on each vesting date.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

With the exception of Michael Dugan, who was appointed Chief Financial Officer on November 20, 2017, we have written employment agreements with the other named executive officers. In connection with the separation agreements, Sharon Esposito-Mayer's employment agreement expired on December 31, 2017 and Karl Baer's employment agreement expired on November 30, 2017. The employment agreements for our other Named Executive Officers provide for various payments and benefits to be made to them if their employment with us is terminated for certain reasons. The circumstances in which payments may be made and the potential amounts of those payments are described in this section. We believe that the payments provided for in these agreements are reasonable and appropriate as part of the total compensation packages available for our Named Executive Officers. The following description of certain terms of the employment agreements with our Named Executive Officers is a summary and is subject to, and qualified in its entirety by, the agreements, which have been filed as exhibits to our filings with the SEC. The employment agreements between us and each of Messrs. Greenberg and Sharp provide for termination by either party on two years’ notice, unless sooner terminated:

•by the executive’s death or disability;
•by the executive for “good reason,” as defined below;
•by us for “cause,” as defined below; or
•by mutual agreement between us and the executive.

The employment agreements between us and each of Mr. Duquette and Ms. Ung will continue in effect until terminated:

•by the executive’s death or disability;
•by the executive for “just cause,” as defined below;
•by us for “cause,” as defined below;
•by us or the executive by giving the other a period of “required notice,” as defined below; or
•by mutual agreement between us and the executive.

The “required notice” period is twelve months for Mr. Duquette and six months for Ms. Ung.

The discussion and tables below reflect the estimated termination benefits that would be paid or accrue to each of the Named Executive Officers in the event of the following termination scenarios:

◦
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

“Cause” as defined under the employment agreements of Mr. Duquette and Ms. Ung exists if such executive shall:

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

◦
Termination upon disability – We may terminate the employment of a Named Executive Officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg or Mr. Sharp has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Mr. Duquette or Ms. Ung is unable to fully discharge his or her duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his or her employment as of a date specified in a notice of termination given to such employee.

◦
Termination upon death – In the event of death, each of the Named Executive Officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Messrs. Greenberg and Sharp – an amount equal to his full salary for one year after the date of death; and for Mr. Duquette – his full salary through the end of the calendar month within which termination occurred plus his full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his employment, he shall be deemed to have been employed through the remaining period under the employment agreement.

◦
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

Mr. Duquette and Ms. Ung shall be deemed to have resigned for “just cause,” under the terms of their employment agreement, in the event that he or she resigns within sixty days following either:

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

Termination Provisions of Employments Agreement with Mr. Duquette and Ms. Ung

If during the term of either Mr. Duquette’s or Ms. Ung’s employment agreement we terminate his or her employment without “cause” or any of them terminates his or her employment for just cause and he or she is in full compliance with his or her obligations under the employment agreement, we are obligated to pay the executive his or her base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he or she would have been entitled to had his or her employment not terminated, for a period of time after termination equal to the length of the required notice. In addition, upon the occurrence of a “Change in Control” or “Sale of the Company,” as defined in each of their employment agreements, all stock options to purchase Common Stock granted to him or her shall immediately become fully vested and exercisable, and certain stock units granted to him or her must immediately be paid in unrestricted shares of Common Stock.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2017 with respect to the five Named Executive Officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the Named Executive Officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Vesting of Restricted Stock Units

The performance-vesting and time-vesting restricted stock units granted to the Named Executive Officers under the long-term incentive program contain certain additional provisions relating to the effect of a change in control. If there is a change of control as defined in the 2011 Plan, performance-vesting restricted stock units will at the effective time of the change of control vest pro rata to the extent that the Compensation Committee determines that the targets it established for such units have been achieved. If there is a change of control as defined in the 2011 Plan and a Named Executive Officer’s employment is terminated other than for cause, retirement, death, or disability within twelve months after the change of control, time-vesting restricted stock units will fully vest.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death			Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control
Scott N. Greenberg
Salary	$560,000		(1)	$—		$—		$—
Severance	—			1,654,333	(2)	1,654,333	(2)	1,102,889	(3)
Stock units (4)	—			—		168,594		168,594
Benefits continuation	—			32,127	(5)	32,127	(5)	21,685	(6)
Total	$560,000			$1,686,460		$1,855,054		$1,293,168
Michael R. Dugan
Salary	$—	—		$137,500	(7)	$—		$—
Benefits continuation	—			5,489	(7)	—		—
Total	$—			$142,989		$—		$—
Douglas E. Sharp
Salary	$520,000		(1)	$—		$—		$—
Severance	—			1,532,292	(2)	1,532,292	(2)	1,021,528	(3)
Stock units (4)	—			—		306,449		306,449
Benefits continuation	—			32,127	(5)	32,127	(5)	10,978	(8)
Total	$520,000			$1,564,419		$1,870,868		$1,338,955
Donald R. Duquette
Salary	$58,333		(9)	$350,000	(1)	$—		$—
Stock units (4)	—			—		154,698		154,698
Benefits continuation	—			10,978	(8)	—		—
Total	$58,333			$360,978		$154,698		$154,698
Deborah T. Ung
Salary	$—			$137,500	(10)	$—		$—
Stock units (4)	—			—		110,502		110,502
Benefits continuation	—			5,489	(11)	—		—
Total	$—			$142,989		$110,502		$110,502
____________________

(1)	Represents one year of current salary as of December 31, 2017.

(2)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)
Represents the value of the number of time-based restricted stock units deemed to have vested in the event of a change in control of the Company. Value is based on the closing price of our common stock on December 31, 2017 of $23.20.

(5)	Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(6)	Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(7)	Represents six months of severance and continued benefits based on the Company's severance policy for terminations without cause typically offered to vice presidents.

(8)	Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

(9)	Represents two full calendar months of current salary as of December 31, 2017.

(10)	Represents the current salary for six months that would have been paid or accrued if the triggering event occurred as of December 31, 2017.

(11)	Represents an estimate of the incremental cost to the Company for benefits continuation for six months subsequent to the termination date.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we are providing disclosure regarding the total compensation of the CEO to the total compensation of our median employee. We selected October 1, 2017 as the date on which to determine our median employee. As of that date, we had 3,793 full time and part time employees. Our entire employee population, which consisted of 2,071 employees in the United States and 1,722 employees located outside of the United States, were considered for identifying the median employee. Salaries for all foreign employees were converted to U.S. dollars using year-to-date average exchange rates. For purposes of identifying the median employee from the employee population, we used base salary as of October 1, 2017.
The 2017 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $1,143,563 as reported in the Summary Compensation Table of this filing. The 2017 annual total compensation as determined under Item 402 of Regulation S-K and described above for our median employee was $53,979. The ratio of our CEO's annual total compensation to our median employee's annual total compensation for the fiscal year 2017 was approximately 21 to 1.
The CEO Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, shareholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow shareholders to better understand and assess each particular company's compensation practices and pay ratio disclosures.
Neither the Compensation Committee nor our management used our CEO Pay Ratio measure in making compensation decisions.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. The following summarizes the annual compensation payable to our non-employee directors as approved by the Board of Directors:

•	Base annual fee of $45,000;

•	Additional annual fee of $40,000 for serving as Chairman of the Board;

•	Additional annual fee of $15,000 for serving on the Executive Committee, excluding the Chairman;

•	Additional annual fee of $20,000 for serving as Chairman of the Audit Committee;

•	Additional annual fee of $8,000 for serving on the Audit Committee;

•	Additional annual fee of $7,000 for serving as Chairman of the Compensation Committee;

•	Additional annual fee of $5,000 for serving on the Compensation Committee;

•	Additional annual fee of $12,000 for serving as Chairman of the Nominating/Corporate Governance Committee;

•	Additional annual fee of $10,000 for serving as Chairman of the Government Security Committee; and

•	500 fully vested shares of our common stock per quarter.

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

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2017 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
Harvey P. Eisen	97,000	52,935	—	149,935
Marshall S. Geller	83,500	52,935	—	136,435
Laura L. Gurski (1)	25,000	—	—	25,000
Steven E. Koonin	67,000	52,935	—	119,935
Richard C. Pfenniger, Jr.	83,000	52,935	—	135,935
Samuel D. Robinson	91,750	52,935	—	144,685
A. Marvin Strait	85,000	52,935	—	137,935
____________________

(1)	Laura L. Gurski served on the Board of Directors until February 2, 2017.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Marshall S. Geller, Chairman, Samuel D. Robinson, and A. Marvin Strait. None of the members of the Compensation Committee during 2017 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” ("CD&A") included in this filing. Based upon this review, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this report filed with the SEC.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Marshall S. Geller
Samuel D. Robinson
A. Marvin Strait

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 2018 by each person who is known by the Company based on such person's filings with the Securities and Exchange Commission ("SEC") to own beneficially more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Sagard Capital Partners, L.P. 280 Park Avenue, 3rd Floor West New York, NY 10017	3,639,367 shares	(1)	22.1%
Cove Street Capital 2101 E El Segundo Boulevard, Suite 302 El Segundo, CA 90245	1,501,243 shares	(2)	9.1%
NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067	1,240,558 shares	(3)	7.5%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,000,264 shares	(4)	6.1%
Wellington Management Company LLP 280 Congress Street Boston, MA 02210	919,632 shares	(5)	5.6%
___________________________________________________________

(1)	Based on a Form 13F filed by Sagard Capital Partners Management Corporation with the SEC on February 14, 2018.

(2)	Based on a Form 13G/A filed by Cove Street Capital with the SEC on February 13, 2018.

(3)	Based on a Form 13G filed by NWQ Investment Management Company, LLC with the SEC on February 13, 2018.

(4)
Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP ("Dimensional") with the SEC on February 9, 2018. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(5)	Based on a Form 13G/A filed by Wellington Management Co. LLP with the SEC on February 8, 2018.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2018, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Harvey P. Eisen	27,728		*
Marshall S. Geller	138,754		*
Scott N. Greenberg	160,449	(1)	1.0%
Steven E. Koonin	3,500		*
Richard C. Pfenniger, Jr.	41,377		*
Samuel D. Robinson	3,642,617	(2)	*
A. Marvin Strait	33,433		*
Michael R. Dugan	6,064	(1)	*
Douglas E. Sharp	63,289	(1)	*
Donald R. Duquette	41,189	(1)	*
Deborah T. Ung	13,114	(1)	*
Directors and Executive Officers as a group (16 persons)	4,228,188	(3)	25.6%
__________________________
* Less than one percent.

(1)
Includes 15,323 shares for Mr. Greenberg, 750 shares for Mr. Dugan, 10,482 shares for Mr. Sharp, 8,406 shares for Mr. Duquette and 1,800 shares for Ms. Ung allocated pursuant to the provisions of our Retirement Savings Plan.

(2)
The amount reported by Samuel D. Robinson includes 3,250 shares owned directly by him and 3,639,367 shares represents the beneficial ownership of the Company’s securities by Sagard Capital Partners, L.P., a Delaware limited partnership ("Sagard Capital"). Mr. Robinson is the President of Sagard Holdings ULC and its subsidiary, Sagard Capital Partners Management Corporation ("Sagard Management"), the investment manager of Sagard Capital, and of Sagard Capital Partners GP, Inc., the general partner of Sagard Capital. Mr. Robinson disclaims beneficial ownership of such securities, by virtue of his position as the President of Sagard Management.

(3)	Includes 42,031 shares of Common Stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information as of December 31, 2017

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	3,000
(b) Weighted average exercise price of outstanding options	$19.38
(c) Number of securities remaining available for future issuance under equity compensation plans	605,788

For a description of the material terms of our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements in Item 8 of the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review & Approval Process for Related Person Transactions

Our Corporate Governance Guidelines require each director to avoid any action, position or interest that conflicts with an interest of the Company or gives the appearance of a conflict.  Although there is no formal written procedure in those Guidelines for handling such situations when they arise, in practice our Board of Directors, or a committee thereof, is responsible for reviewing and approving, all related person transactions. A related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants. A related person is an executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Our Conduct of Business Policy governs related person transactions involving executive officers and the Company.  It prohibits activities or relationships which are incompatible with employment by the Company or which places the executive in a position where there is a conflict between the executive’s private interests and the interests of the Company, its subsidiaries or affiliates.  Executives are required to immediately disclose such situations to their supervisor, the Company’s Ethics Program Compliance Officer, or the Company’s General Counsel for a determination of appropriate action.  The Company maintains a telephone hotline for employees to confidentially report questionable activities or seek advice in handling ethics-related issues.

Director Independence

The Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the New York Stock Exchange (“NYSE”) rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with the Company. As a result of its annual review, the Board of Directors has determined that Harvey P. Eisen, Marshall S. Geller, Steven E. Koonin, Samuel D. Robinson, Richard C. Pfenniger, Jr. and A. Marvin Strait are independent and that Scott N. Greenberg is not independent. The Company has Nominating/Corporate Governance, Government Security, Compensation and Audit Committees and based on these standards, all current members of such Committees are independent. The Company also has an Executive Committee, of which Mr. Greenberg is a member.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2017 and 2016 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2017	2016
Audit Fees (1)	$1,397,000	$1,235,000
Audit-Related Fees (2)	28,000	26,000
Tax Fees (3)	176,000	333,000
All Other Fees	—	—
Total	$1,601,000	$1,594,000
__________________________

(1)
Audit fees for 2017 and 2016 consisted of $1,282,000 and $1,124,000 respectively, for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, and $115,000 and $111,000 respectively, for statutory audit services for foreign subsidiaries.

(2)	Audited-related fees for 2017 and 2016 consisted of the audit of the financial statements of employee benefit plans.

(3)	Tax fees for 2017 and 2016 consisted of fees for tax compliance services, including the preparation of tax returns, and tax consulting services including technical research.

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

Part IV

Item 15:     Exhibits and Financial Statement Schedules

(a)

1.and 2.    No financial statements or schedules are filed within this report on Form 10-K/A.

3.        Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 29 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2018

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*
_____________

* Filed herewith