Form 10-Q
period 2018-03-31
GP STRATEGIES CORP
filed 2018-05-03
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2018
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 17, 2018 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,493,753

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash	$16,945	$23,612
Accounts and other receivables, less allowance for doubtful accounts of $2,157 in 2018 and $2,492 in 2017	107,640	119,335
Unbilled revenue	43,350	42,958
Prepaid expenses and other current assets	19,191	14,212
Total current assets	187,126	200,117
Property, plant and equipment	21,872	21,466
Accumulated depreciation	(16,920)	(16,343)
Property, plant and equipment, net	4,952	5,123
Goodwill	154,590	144,835
Intangible assets, net	8,838	8,363
Other assets	7,569	6,569
	$363,075	$365,007
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$43,706	$37,696
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	74,889	78,280
Deferred revenue	22,563	22,356
Total current liabilities	153,158	150,332
Long-term debt	13,000	16,000
Other noncurrent liabilities	9,895	10,621
Total liabilities	176,053	176,953

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	107,369	107,256
Retained earnings	108,835	106,599
Treasury stock at cost	(17,134)	(11,118)
Accumulated other comprehensive loss	(12,220)	(14,855)
Total stockholders’ equity	187,022	188,054
	$363,075	$365,007

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$125,032	$122,447
Cost of revenue	107,353	103,059
Gross profit	17,679	19,388
Selling, general and administrative expenses	14,584	12,994
Restructuring charges	435	—
Gain on change in fair value of contingent consideration, net	2,552	197
Operating income	5,212	6,591
Interest expense	686	438
Other expense	164	75
Income before income tax expense	4,362	6,078
Income tax expense	1,730	1,992
Net income	$2,632	$4,086

Basic weighted average shares outstanding	16,619	16,741
Diluted weighted average shares outstanding	16,713	16,841

Per common share data:
Basic earnings per share	$0.16	$0.24
Diluted earnings per share	$0.16	$0.24

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$2,632	$4,086
Foreign currency translation adjustments	2,432	1,011
Change in fair value of interest rate cap, net of tax	148	—
Change in fair value of interest rate swap, net of tax	55	(55)
Comprehensive income	$5,267	$5,042

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(Unaudited, in thousands)

	2018	2017
Cash flows from operating activities:
Net income	$2,632	$4,086
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(2,552)	(197)
Depreciation and amortization	1,842	1,443
Deferred income taxes	(108)	118
Non-cash compensation expense	1,409	1,458
Changes in other operating items:
Accounts and other receivables	12,817	5,753
Unbilled revenue	227	(7,570)
Prepaid expenses and other current assets	(6,024)	(330)
Accounts payable and accrued expenses	1,643	(2,481)
Deferred revenue	(2,485)	2,047
Other	5	(209)
Net cash provided by operating activities	9,406	4,118

Cash flows from investing activities:
Additions to property, plant and equipment	(370)	(525)
Acquisitions, net of cash acquired	(10,000)	(3,193)
Other investing activities	(834)	(344)
Net cash used in investing activities	(11,204)	(4,062)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,022	5,820
Repayment of long-term debt	(3,000)	(3,000)
Change in negative cash book balance	(261)	(2,313)
Repurchases of common stock in the open market	(7,790)	(1,674)
Other financing activities	(50)	(134)
Net cash used in financing activities	(5,079)	(1,301)

Effect of exchange rate changes on cash and cash equivalents	210	351
Net decrease in cash	(6,667)	(894)
Cash at beginning of period	23,612	16,346
Cash at end of period	$16,945	$15,452

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$624	$175
Cash paid during the period for income taxes	1,460	491
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2018 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Recent Accounting Standards

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We plan to adopt the standard effective January 1, 2019. We expect the adoption of this standard to increase the assets and liabilities recorded on our condensed consolidated balance sheet and increase the level of disclosures related to leases. We also expect that adoption of the new standard will require changes to our internal controls to support recognition and disclosure requirements under the new standard. We are currently evaluating ASU No. 2016-02 and the impact of its adoption on our consolidated financial statements.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

Accounting Standard Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (ASC) Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective method. Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced retained earnings by $0.4 million on January 1, 2018. The comparative prior period information has not been restated and continues to be presented according to accounting standards in effect for those periods. The primary impact of ASU No. 2014-09 on our financial statements is a change in revenue recognition on a small portion of our contracts from a proportional performance method, where revenue was previously recognized over contract performance, to a point in time method, where revenue is now recognized upon completion of our performance obligations. While we don't believe the adoption of ASU 2014-09 will materially impact our overall financial statements, the change in timing of revenue recognition on certain contracts could result in quarter to quarter fluctuations in revenue. See Note 3 for further details regarding our revenue recognition accounting policies and other required disclosures.

The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to ASC Topic 606	Balance at January 1, 2018
Assets:
Prepaid expenses and other current assets	$14,212	$2,059	$16,271
Other assets	6,569	132	6,701
Liabilities and Stockholders’ Equity:
Deferred revenue	22,356	2,587	24,943
Retained earnings	106,599	(396)	106,203

The following tables summarize the current period impacts of adopting ASC Topic 606 on our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018.

Selected condensed consolidated statement of operations line items, which were impacted by the adoption of the new standard, are as follows for the three months ended March 31, 2018 (in thousands):

	As reported	Balances without Adoption of Topic 606	Effect of Adoption - Higher (Lower)
Revenue	$125,032	$125,049	$(17)
Cost of revenue	107,353	107,554	(201)
Gross profit	17,679	17,495	184
Income tax expense	1,730	1,684	46
Net income	2,632	2,494	138

Per common share data:
Basic earnings per share	$0.16	$0.15	$0.01
Diluted earnings per share	$0.16	$0.15	$0.01

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

The adoption of ASC Topic 606 did not have a significant impact on our condensed consolidated statement of comprehensive income for the three months ended March 31, 2018.
Selected condensed consolidated balance sheet line items, which were impacted by the adoption of the new standard, are as follows as of March 31, 2018 (in thousands):

	As reported	Balances without adoption of ASC Topic 606	Effect of Adoption - Higher (Lower)
Assets:
Prepaid expenses and other current assets	$19,191	$16,934	$2,257
Other assets	7,569	7,483	86
Total assets	363,075	360,732	2,343
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	74,889	75,090	(201)
Deferred revenue	22,563	19,761	2,802
Retained earnings	108,835	109,093	(258)
Total liabilities and stockholders' equity	363,075	360,732	2,343
The adoption of ASC Topic 606 did not impact our total cash flows from operating, investing or financing activities. In addition, the impact to the individual line items within the operating activities section of our condensed consolidated statement of cash flows was not significant for the three months ended March 31, 2018.

(3)	Revenue

Significant Accounting Policy
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC Topic 606), which we adopted on January 1, 2018, using the modified retrospective method. Revenue is measured based on the consideration specified in a contract with a customer. Most of our contracts with customers contain transaction prices with fixed consideration, however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in ASC Topic 606. Further details regarding our revenue recognition for various revenue streams are discussed below.
Nature of goods and services
Over 90% of our revenue is derived from services provided to our customers for training, consulting, technical, engineering and other services. Less than 10% of our revenue is derived from various other offerings including custom magazine publications and assembly of glovebox portfolios for automotive manufacturers, licenses of software and other intellectual property, and software as a service (SaaS) arrangements.
Our primary contract vehicles are time-and-materials, fixed price (including fixed-fee per transaction) and cost-reimbursable contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring us to make judgments and estimates about recognizing revenue.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

Under time-and-materials and cost-reimbursable contracts, the contractual billing schedules are based on the specified level of resources we are obligated to provide. Revenue under these contract types are recognized over time as services are performed as the client simultaneously receives and consumes the benefits provided by our performance throughout the engagement. The time and materials incurred for the period is the measure of performance and, therefore, revenue is recognized in that amount.

For fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not necessarily based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other measures of performance. The majority of our fixed price contracts meet the criteria in ASC Topic 606 for over time revenue recognition. For these contracts, revenue is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer is required to pay us for the proportionate amount of our fees in the event of contract termination. A small portion of our fixed price contracts do not meet the criteria in ASC Topic 606 for over time revenue recognition. For these projects, we defer revenue recognition until the performance obligation is satisfied, which is generally when the final deliverable is provided to the client. The direct costs related to these projects are capitalized and then recognized as cost of revenue when the performance obligation is satisfied.

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our contracts were not material, individually or in the aggregate, to our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2018 and 2017.

For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

For certain fixed-fee per transaction and fixed price contracts in which the output of the arrangement is measurable, such as for the shipping of publications and print materials, revenue is recognized when the deliverable is met and the product is delivered based on the output method of performance.

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. On March 31, 2018, we had $276.5 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize over 95 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of March 31, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended March 31,
	Workforce Excellence		Business Transformation Services		Consolidated
	2018	2017	2018	2017	2018	2017
Revenue by type of service:
Managed learning services	$48,902	$45,329	$—	$—	$48,902	$45,329
Engineering & technical services	25,529	26,213	—	—	25,529	26,213
Sales enablement	—	—	23,850	24,617	23,850	24,617
Organizational development	—	—	26,751	26,287	26,751	26,287
	$74,431	$71,542	$50,601	$50,904	$125,032	$122,446

Revenue by geographic region:
Americas	$45,440	$44,940	$44,182	$46,398	$89,622	$91,338
Europe Middle East Africa	24,957	23,591	8,497	5,753	33,454	29,344
Asia Pacific	7,711	7,130	72	112	7,783	7,242
Eliminations	(3,677)	(4,119)	(2,150)	(1,359)	(5,827)	(5,478)
	$74,431	$71,542	$50,601	$50,904	$125,032	$122,446

Revenue by client market sector:
Automotive	$2,838	$2,258	$24,346	$24,857	$27,184	$27,115
Financial & Insurance	21,103	18,586	4,070	5,459	25,173	24,045
Manufacturing	8,679	8,275	4,609	4,261	13,288	12,536
Energy / Oil & Gas	7,642	9,050	1,475	987	9,117	10,037
U.S. Government	6,454	6,153	2,386	2,543	8,840	8,696
UK Government	5,486	6,730	—	—	5,486	6,730
Information & Communication	3,299	3,980	2,375	2,722	5,674	6,702
Aerospace	7,598	5,039	761	1,513	8,359	6,552
Electronics Semiconductor	3,683	4,363	51	395	3,734	4,758
Life Sciences	1,849	1,724	2,708	2,495	4,557	4,219
Other	5,800	5,384	7,820	5,672	13,620	11,056
	$74,431	$71,542	$50,601	$50,904	$125,032	$122,446
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2018 were not materially impacted by any other factors.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

Revenue recognized for the three months ended March 31, 2018, that was included in the contract liability balance at the beginning of the year was $16.8 million, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

Contract Costs
Costs to fulfill contracts which do not meet the over time revenue recognition criteria are capitalized and recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized. Such costs are included in prepaid expenses and other current assets on the condensed consolidated balance sheet and totaled $2.3 million as of March 31, 2018. Recognition of such contract costs totaled $1.6 million for the first quarter of 2018 and is included in cost of revenue on the condensed consolidated statements of operations.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Substantially all of our sales commission arrangements have an amortization period of one year or less. As of March 31, 2018, we did not have any capitalized sales commissions.

(4)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive sector accounted for approximately 22% of our consolidated revenue for both of the three-month periods ended March 31, 2018 and 2017. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 15% and 13% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, accounts receivable from a single automotive customer totaled $14.6 million, or 14%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance sector accounted for approximately 20% of our consolidated revenue for both of the three-month periods ended March 31, 2018 and 2017. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for both of the three-month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $25.3 million, or 17%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2018 or 2017 or consolidated accounts receivable balance as of March 31, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(5)	Earnings Per Share

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Non-dilutive instruments	7	35

Dilutive common stock equivalents	94	100

(6)	Acquisitions

Hula Partners
On January 2, 2018 we acquired the business and certain assets of Hula Partners, a provider of SAP Success Factors Human Capital Management (HCM) implementation services. The purchase price was $10.0 million which was paid in cash at closing. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Hula Partners business is included in the Business Transformation Services segment and the results of its operations have been included in the condensed consolidated financial statements beginning January 2, 2018. The pro-forma impact of the acquisition is not material to our results of operations.
The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

		Amortization
Purchase price allocation:		Period
Customer-related intangible assets	1,367	4 years
Marketing-related intangible assets	106	2 years
Goodwill	8,527
Total assets	10,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of March 31, 2018 Maximum contingent consideration due in
		2018	2019	2020	Total
Maverick	$0 - $10,000	$5,902	$—	$—	$5,902
McKinney Rogers	$0 - $18,000	—	4,000	4,000	8,000
Emantras		*	—	—	—
CLS	$0 - $2,312	2,312	—	—	2,312
		$8,214	$4,000	$4,000	$16,214

* There is no maximum contingent consideration payable to the seller.
Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2017 to March 31, 2018 (dollars in thousands):

	Liability as of December 31,			Change in Fair Value of Contingent	Foreign Currency	Liability as of March 31,
Acquisition:	2017	Additions	Payments	Consideration	Translation	2018
Maverick	$1,979	$—	$—	$(1,325)	$—	$654
McKinney Rogers	1,501	—	—	(1,168)	—	333
Emantras	76	—	—	(76)	—	—
CLS	669	—	—	17	26	712
Total	$4,225	$—	$—	$(2,552)	$26	$1,699
As of March 31, 2018 and December 31, 2017, contingent consideration considered a current liability and included in accounts payable totaled $1.4 million and $2.7 million, respectively. As of March 31, 2018 and December 31, 2017 we also had accrued contingent consideration totaling $0.3 million and $1.5 million respectively, related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(7)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2018 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2017	$96,330	$48,505	$144,835
Acquisitions	—	8,527	8,527
Foreign currency translation	778	450	1,228
Balance as of March 31, 2018	$97,108	$57,482	$154,590

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2018
Customer relationships	$16,432	$(10,610)	$5,822
Intellectual property and other	4,404	(1,388)	3,016
	$20,836	$(11,998)	$8,838

December 31, 2017
Customer relationships	$16,330	$(11,140)	$5,190
Intellectual property and other	4,298	(1,125)	3,173
	$20,628	$(12,265)	$8,363

(8)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2018	2017
Non-qualified stock options	$—	$4
Restricted stock units	630	716
Board of Directors stock grants	68	76
Total stock-based compensation expense	$698	$796

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2018, we had non-qualified stock options and restricted and performance stock units outstanding under these plans.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(9)	Debt and Financial Instruments

We have a credit agreement with a bank which provides for a revolving credit facility up to a maximum principal amount of $100 million expiring on December 31, 2021 and for a term loan in the principal amount of $40 million maturing on April 30, 2020 (the "Credit Agreement"). The Credit Agreement is secured by substantially all of our assets.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2018. As of March 31, 2018, our total long-term debt outstanding under the term loan was $25.0 million. In addition, there were $43.7 million of borrowings outstanding and $50.3 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2018, the weighted average interest rate on our borrowings was 3.4%.
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.5 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(10)	Income Taxes

Income tax expense was $1.7 million, or an effective income tax rate of 39.7%, for the three months ended March 31, 2018 compared to $2.0 million, or an effective income tax rate of 32.8%, for the three months ended March 31, 2017. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to a $0.9 million increase, or an effective income tax rate of 19.7%, to the provisional estimate recorded in the fourth quarter of 2017 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. The increase is partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Excluding the discrete items included in tax expense in the first quarter of 2018, the Company's effective income tax rate was 25.9%. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

The increase to the provisional estimate of the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings during the first quarter of 2018 is the result of further analysis of earnings and profits related to the calculation of the transition tax. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.

The Tax Act creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into the company’s measurement of its deferred taxes. At March 31, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

 An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2018, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2014 through 2017 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(11)	Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2018 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	2,632	—	—	2,632
Foreign currency translation adjustment	—	—	—	—	2,432	2,432
Change in fair value of interest rate cap, net of tax	—	—	—	—	148	148
Change in fair value of interest rate swap, net of tax	—	—	—	—	55	55
Repurchases of common stock	—	—	—	(7,261)	—	(7,261)
Stock-based compensation expense	—	698	—	—	—	698
Issuance of stock for employer contributions to retirement plan	—	4	—	707	—	711
Net issuances of stock pursuant to stock compensation plans and other	—	(589)	—	538	—	(51)
Balance at March 31, 2018	$172	$107,369	$108,835	$(17,134)	$(12,220)	$187,022

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2018 and 2017, we repurchased approximately 312,000 and 70,000 shares, respectively, of our common stock in the open market for a total cost of approximately $7.3 million and $1.7 million, respectively. As of March 31, 2018, there was approximately $4.5 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

(12)	Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

Total
Liability as of December 31, 2017	$2,840
Payments	(1,211)
Additional restructuring charges	435
Liability as of March 31, 2018	$2,064

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth and we recorded restructuring charges, consisting primarily of severance expense of $3.3 million for the fourth quarter ended December 31, 2017. During the three months ended March 31, 2018, we recorded an additional $0.4 million of restructuring charges, consisting primarily of severance expense, which is included in restructuring charges on the condensed consolidated statements of operations. The total remaining liability under these restructuring activities was $2.1 million as of March 31, 2018, of which $1.7 million is included in accounts payable and accrued expenses and $0.4 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. We expect these restructuring activities to be substantially completed in the first half of 2018.

(13)	Business Segments

As of March 31, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. In connection with the new organizational structure that went into effect on January 1, 2018, we determined that we have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

Our two segments each consist of two global practice areas which are focused on providing similar and/or complementary products and services across our diverse customer base and within targeted markets. Within each practice are various service lines having specific areas of expertise. Marketing and communications, sales, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned by industry sector to support existing customer accounts and new customer development across both segments. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation. Further information regarding our business segments is discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•
Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, tuition reimbursement management services, event management and vendor management.

•
Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off the shelf delivery format through our GPiLEARN+™ portal.

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, process and people’s performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•
Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate the customer salesforces as well as the service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technicians knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including  custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable the transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, learner experience design and development, and organization design and business performance consulting.

We do not allocate the following items to the segments: selling, general & administrative expenses, restructuring charges, other expense, interest expense, gain on change in fair value of contingent consideration and income tax expense.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Workforce Excellence	$74,431	$71,543
Business Transformation Services	50,601	50,904
	$125,032	$122,447
Gross profit:
Workforce Excellence	$11,109	$13,007
Business Transformation Services	6,570	6,381
Total gross profit	17,679	19,388
Selling, general and administrative expenses	14,584	12,994
Restructuring charges	435	—
Gain on change in fair value of contingent consideration, net	2,552	197
Operating income	5,212	6,591
Interest expense	686	438
Other expense	164	75
Income before income tax expense	$4,362	$6,078

(14)	Subsequent Event

On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price is $30.0 million in cash, subject to a working capital adjustment to be calculated within 90 days following the closing of the acquisition. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General Overview

We are a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services that seeks to improve the effectiveness of organizations by providing services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and governmental and other commercial customers in a variety of industries. We believe we are a global leader in performance improvement, with over five decades of experience in providing solutions to optimize workforce performance.

As of March 31, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. In connection with the new organizational structure that went into effect on January 1, 2018, we determined that we have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

Our two segments each consist of two global practice areas which are focused on providing similar and/or complementary products and services across our diverse customer base and within targeted markets. Within each practice are various service lines having specific areas of expertise. Marketing and communications, sales, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned by industry sector to support existing customer accounts and new customer development across both segments. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation. Further information regarding our business segments is discussed below.

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•
Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, tuition reimbursement management services, event management and vendor management.

•
Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off the shelf delivery format through our GPiLEARN+™ portal.

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, process and people’s performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•
Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate the customer salesforces as well as the service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technicians knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including  custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable the transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, learner experience design and development, and organization design and business performance consulting.

Acquisitions

Hula Partners
On January 2, 2018, we acquired the business and certain assets of Hula Partners, a provider of SAP Success Factors Human Capital Management (HCM) implementation services. The purchase price was $10.0 million which was paid in cash at closing. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Hula Partners business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning January 2, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

YouTrain
On August 31, 2017, we acquired the entire share capital of YouTrain Limited ("YouTrain"), an independent training company delivering IT, digital and life sciences skills training in Scotland and North West England. The upfront purchase price was $4.9 million which was paid in cash at closing and a completion accounts payment of $0.2 million which was paid to the sellers during the fourth quarter of 2017. The acquired YouTrain business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $2.3 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. The acquired CLS business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period ending June 30, 2018, plus a percentage of any earnings in excess of the specified earnings target. The acquired Emantras business is included in the Workforce Excellence segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition expands our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement requires up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. For the twelve-month period ended January 31, 2018, McKinney Rogers did not achieve the minimum earnings target and therefore, there was zero contingent consideration payable in respect of the first twelve-month period following completion of the acquisition. The acquired McKinney Rogers business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

Operating Highlights

Three Months ended March 31, 2018 Compared to the Three Months ended March 31, 2017

Our revenue increased $2.6 million or 2.1% during the first quarter of 2018 compared to the first quarter of 2017. The net increase is due to a $2.9 million increase in our Workforce Excellence segment offset by a $0.3 million decline in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $4.1 million increase in U.S. dollar reported revenue during the first quarter of 2018. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $1.4 million or 20.9% to $5.2 million for the first quarter of 2018 compared to $6.6 million for the first quarter of 2017. The net decrease in operating income is primarily due to a $1.7 million decrease in gross profit, a $1.6 million increase in selling, general and administrative expenses and $0.4 million of restructuring charges, offset by a $2.4 million increase in the gain on change in fair value of contingent consideration during the first quarter of 2018.

For the three months ended March 31, 2018, we had income before income tax expense of $4.4 million compared to $6.1 million for the three months ended March 31, 2017. Net income was $2.6 million, or $0.16 per diluted share, for the three months ended March 31, 2018, compared to net income of $4.1 million, or $0.24 per diluted share, for the three months ended March 31, 2017. Diluted weighted average shares outstanding were 16.7 million for the first quarter of 2018 compared to 16.8 million for the first quarter of 2017.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2018	2017
Workforce Excellence	$74,431	$71,543
Business Transformation Services	50,601	50,904
	$125,032	$122,447

Workforce Excellence revenue increased $2.9 million or 4.0% during the first quarter of 2018 compared to the first quarter of 2017. The revenue increase is due to the following:

•	a $3.3 million net increase in revenue due to favorable changes in foreign currency exchange rates; and

•
a $1.3 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months (consisting of $1.0 million of revenue from the YouTrain acquisition completed on August 31, 2017 and $0.3 million of revenue from the Emantras acquisition completed on April 1, 2017); offset by

•
a $0.3 million net decrease in revenue in our Managed Learning Services practice (we experienced a net increase in revenue in the U.S. for digital learning and training content development services which was more than offset by decrease in vocational skills training services provided to the UK government); and

•
a $1.4 million net decrease in revenue in our Engineering & Technical Services practice primarily due to a decrease in software license and implementation services in our Energy business unit and a reduction in revenue from a contract with a foreign oil and gas client which was terminated in the fourth quarter of 2017.

Business Transformation Services revenue decreased $0.3 million or 0.6% during the first quarter of 2018 compared to the first quarter of 2017. The revenue decrease is due to the following:

•	a $3.5 million net decrease in our Organizational Development practice due to a decline in platform adoption, strategic consulting and leadership development services;

•	a $0.8 million net decrease in our Sales Enablement practice primarily due to the completion of non-recurring vehicle launch events in 2017; offset by

•
a $3.2 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months (consisting of $1.4 million of revenue from the Hula Partners acquisition completed on January 2, 2018, $1.4 million from the CLS acquisition completed on August 31, 2018 and $0.4 million of revenue from the McKinney Rogers acquisition completed on February 1, 2018); and

•	a $0.8 million net increase in revenue due to favorable changes in foreign currency exchange rates.
Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2018		2017
		% Revenue		% Revenue
Workforce Excellence	$11,109	14.9%	$13,007	18.2%
Business Transformation Services	6,570	13.0%	6,381	12.5%
	$17,679	14.1%	$19,388	15.8%

Workforce Excellence gross profit of $11.1 million or 14.9% of revenue for the first quarter of 2018 decreased by $1.9 million or 14.6% compared to gross profit of $13.0 million or 18.2% of revenue for the first quarter of 2017 primarily due to the following:

•	a $1.3 million decrease in gross profit for vocational skill training services provided to the UK government as a result of the lower revenue noted above;

•	a $1.1 million decrease in gross profit for software license and implementation services in our energy business;

•
a $0.7 million decrease in gross profit in our oil and gas business primarily due to lower revenues and ongoing costs to support the closeout of a contract with a foreign oil and gas client which was terminated in the fourth quarter of 2017; partially offset by

•	a $0.6 million increase to gross profit due to favorable changes in foreign currency exchange rates; and

•	a net $0.6 million increase in gross profit primarily due to margin improvements in our other business units within this segment and cost savings initiatives implemented in the fourth quarter of 2017.

Business Transformation Services gross profit of $6.6 million or 13.0% of revenue for the first quarter of 2018 increased by $0.2 million or 3.0% compared to gross profit of $6.4 million or 12.5% of revenue for the first quarter 2017. Despite the slight revenue decrease in this segment, gross profit increased primarily due to an increase in revenue on projects with higher margins replacing projects with lower margins within our Sales Enablement practice compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million or 12.2% from $13.0 million for the first quarter of 2017 to $14.6 million for the first quarter of 2018. The increase in SG&A expenses is primarily due to the following:

•	a $1.2 million increase in third party costs relating to our new financial system implementation which we anticipate will go live in the fourth quarter of 2018;

•	a $0.3 million increase in labor and benefits expense for internal resources charging into G&A to develop training and process maps in support of the ERP implementation;

•
a $0.4 million of labor and benefits expense relating to new business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue;

•	a $0.3 million increase due to increases in foreign currency exchange rates compared to the prior year; and

•	a $0.2 million increase in amortization expense for intangible assets; partially offset by

•	a $0.5 million decrease in bad debt expense; and

•	a $0.3 million net decrease in SG&A expense as a result of the restructuring efforts initiated in the fourth quarter of 2017.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth and we recorded restructuring charges, consisting primarily of severance expense, of $3.3 million for the year ended December 31, 2017. During the three months ended March 31, 2018, we incurred an additional $0.4 million of restructuring charges, consisting primarily of severance expense, which is included in restructuring charges on the condensed consolidated statements of operations. The total remaining liability under these restructuring activities was $2.1 million as of March 31, 2018, of which $1.7 million is included in accounts payable and accrued expenses and $0.4 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. We expect these restructuring activities to be substantially completed in the first half of 2018.

Change in Fair Value of Contingent Consideration

We recognized a $2.6 million net gain on the change in fair value of contingent consideration related to acquisitions during the first quarter of 2018 compared to a net gain $0.2 million in the first quarter of 2017. The increase in the gain is primarily due to a $1.3 million gain related to the earnout for the Maverick acquisition and a $1.1 million gain related to the earnout for the McKinney Rogers acquisition due to a decrease in projected earnings for these acquired businesses compared to our prior forecasts, resulting in a lower fair value of the liabilities as of March 31, 2018. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense increased to $0.7 million for the first quarter of 2018 from $0.4 million for the first quarter of 2017. The increase in interest expense is due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other Expense

Other expense increased $0.1 million during the first quarter of 2017 primarily due to an increase in foreign currency losses. Other expense consists primarily of income from a joint venture and foreign currency gains and losses. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $1.7 million for the first quarter of 2018 compared to $2.0 million for the first quarter of 2017. The effective income tax rate was 39.7% and 32.8% for the three months ended March 31, 2018 and 2017, respectively. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to a $0.9 million increase, or an effective income tax rate of 19.7%, to the provisional estimate recorded in the fourth quarter of 2017 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. The increase is partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Excluding the discrete items included in tax expense in the first quarter of 2018, the Company's effective income tax rate was 25.9%. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

The increase to the provisional estimate of the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings during the first quarter of 2018 is the result of further analysis of earnings and profits related to the calculation of the transition tax. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.

Liquidity and Capital Resources

Working Capital

Our working capital was $34.0 million at March 31, 2018 compared to $49.8 million at December 31, 2017. As of March 31, 2018 we had $43.7 million of short-term borrowings and $25.0 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($50.3 million of available borrowings as of March 31, 2018) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2018, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $16.9 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2018 and 2017, we repurchased approximately 312,000 and 70,000 shares, respectively, of our common stock in the open market for a total cost of approximately $7.3 million and $1.7 million, respectively. As of March 31, 2018, there was approximately $4.5 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of March 31, 2018 Maximum contingent consideration due in
		2018	2019	2020	Total
Maverick	$0 - $10,000	$5,902	$—	$—	$5,902
McKinney Rogers	$0 - $18,000	—	4,000	4,000	8,000
Emantras		*	—	—	—
CLS	$0 - $2,312	2,312	—	—	2,312
		$8,214	$4,000	$4,000	$16,214

* There is no maximum contingent consideration payable to the seller.

On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price is $30.0 million in cash, subject to a working capital adjustment to be calculated within 90 days following the closing of the acquisition. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive sector accounted for approximately 22% of our consolidated revenue for both of the three-month periods ended March 31, 2018 and 2017. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 15% and 13% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, accounts receivable from a single automotive customer totaled $14.6 million, or 14%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance sector accounted for approximately 20% of our consolidated revenue for both of the three-month periods ended March 31, 2018 and 2017. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for both of the three-month periods ended March 31, 2018 and 2017. As of March 31, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $25.3 million, or 17%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2018 or 2017 or consolidated accounts receivable balance as of March 31, 2018.

Cash Flows

Three Months ended March 31, 2018 Compared to the Three Months ended March 31, 2017

Our cash and cash equivalents balance decreased $6.7 million from $23.6 million as of December 31, 2017 to $16.9 million as of March 31, 2018. The decrease in cash and cash equivalents during the three months ended March 31, 2018 resulted from cash provided by operating activities of $9.4 million, cash used in investing activities of $11.2 million, cash used in financing activities of $5.1 million and a positive effect of exchange rate changes on cash of $0.2 million.

Cash provided by operating activities was $9.4 million for the three months ended March 31, 2018 compared to $4.1 million for the same period in 2017. The increase in cash from operations is primarily due to a net favorable change in working capital balances during the three months ended March 31, 2018 compared to the same period in 2017.

Cash used in investing activities was $11.2 million for the three months ended March 31, 2018 compared to $4.1 million for the same period in 2017. The increase in cash used is primarily due to a $6.8 million increase in cash paid to complete acquisitions and a $0.5 million increase in other investing activities primarily for capitalized software development costs.

Cash used in financing activities was $5.1 million for the three months ended March 31, 2018 compared to $1.3 million for the same period in 2017. The increase in cash used in financing activities is primarily due a $6.1 million increase in cash used for share repurchases during the three months ended March 31, 2018 compared to the same period in 2017, partially offset by a $2.0 decrease in the change in negative cash book balances.

Debt

We have a credit agreement with a bank which provides for a revolving credit facility up to a maximum principal amount of $100 million expiring on December 31, 2021 and for a term loan in the principal amount of $40 million maturing on April 30, 2020 (the "Credit Agreement"). The Credit Agreement is secured by substantially all of our assets.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of March 31, 2018, our fixed coverage charge ratio was 1.8 to 1.0 and our leverage ratio was 1.7 to 1.0, all of which were in compliance with the Credit Agreement.

As of March 31, 2018, our total long-term debt outstanding under the term loan was $25.0 million. In addition, there were $43.7 million of borrowings outstanding and $50.3 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2018, the weighted average interest rate on our borrowings was 3.4%.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.5 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

Off-Balance Sheet Commitments

As of March 31, 2018, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was less than $0.2 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.5 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2018:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2018	64,933	(2)	$24.48	64,751	$10,160,000
February 1 - 28, 2018	190,000		$23.27	190,000	$5,729,000
March 1 - 31, 2018	58,794	(2)	$21.86	56,801	$4,487,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the first quarter of 2018.

Item 6.	Exhibits

10.1	Amendment to Fifth Amended and Restated Financing and Security Agreement.*

31.1
Certification of Chief Executive Officer of the Company dated May 3, 2018 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated May 3, 2018 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 3, 2018 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 3, 2018	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 3, 2018	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer