Form 10-Q
period 2018-06-30
GP STRATEGIES CORP
filed 2018-08-01
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2018
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 24, 2018 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,535,152

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash	$14,134	$23,612
Accounts and other receivables, less allowance for doubtful accounts of $2,360 in 2018 and $2,492 in 2017	110,122	119,335
Unbilled revenue	45,527	42,958
Prepaid expenses and other current assets	14,664	14,212
Total current assets	184,447	200,117
Property, plant and equipment	20,410	21,466
Accumulated depreciation	(14,909)	(16,343)
Property, plant and equipment, net	5,501	5,123
Goodwill	172,975	144,835
Intangible assets, net	17,922	8,363
Other assets	8,250	6,569
	$389,095	$365,007
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$61,823	$37,696
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	72,893	78,280
Deferred revenue	18,694	22,356
Total current liabilities	165,410	150,332
Long-term debt	28,000	16,000
Other noncurrent liabilities	9,601	10,621
Total liabilities	203,011	176,953

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	107,372	107,256
Retained earnings	112,410	106,599
Treasury stock at cost	(16,074)	(11,118)
Accumulated other comprehensive loss	(17,796)	(14,855)
Total stockholders’ equity	186,084	188,054
	$389,095	$365,007

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$133,691	$131,161	$258,723	$253,608
Cost of revenue	111,118	108,726	218,471	211,785
Gross profit	22,573	22,435	40,252	41,823
General and administrative expenses	14,121	12,777	27,980	25,376
Sales and marketing expenses	1,106	461	1,831	856
Restructuring charges	2,495	—	2,930	—
Gain (loss) on change in fair value of contingent consideration, net	894	(96)	3,446	101
Operating income	5,745	9,101	10,957	15,692
Interest expense	(150)	534	536	972
Other expense	988	107	1,152	182
Income before income tax expense	4,907	8,460	9,269	14,538
Income tax expense	1,332	2,597	3,062	4,589
Net income	$3,575	$5,863	$6,207	$9,949

Basic weighted average shares outstanding	16,510	16,717	16,565	16,729
Diluted weighted average shares outstanding	16,601	16,833	16,657	16,837

Per common share data:
Basic earnings per share	$0.22	$0.35	$0.37	$0.59
Diluted earnings per share	$0.22	$0.35	$0.37	$0.59

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,575	$5,863	$6,207	$9,949
Foreign currency translation adjustments	(5,637)	3,465	(3,205)	4,476
Change in fair value of interest rate cap, net of tax	57	(109)	205	(109)
Change in fair value of interest rate swap, net of tax	4	32	$59	$(23)
Comprehensive income (loss)	$(2,001)	$9,251	$3,266	$14,293

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(Unaudited, in thousands)

	2018	2017
Cash flows from operating activities:
Net income	$6,207	$9,949
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(3,446)	(101)
Depreciation and amortization	3,761	3,206
Deferred income taxes	(169)	(433)
Non-cash compensation expense	2,534	3,192
Changes in other operating items:
Accounts and other receivables	10,568	7,435
Unbilled revenue	(2,753)	(5,153)
Prepaid expenses and other current assets	(1,755)	(1,815)
Accounts payable and accrued expenses	(1,775)	4,732
Deferred revenue	(7,067)	(1,092)
Other	1,020	(162)
Net cash provided by operating activities	7,125	19,758

Cash flows from investing activities:
Additions to property, plant and equipment	(1,514)	(1,769)
Acquisitions, net of cash acquired	(39,957)	(6,384)
Other investing activities	(2,051)	(844)
Net cash used in investing activities	(43,522)	(8,997)

Cash flows from financing activities:
Proceeds from short-term borrowings	24,197	6,727
Proceeds from long-term debt	18,000	—
Repayment of long-term debt	(6,000)	(6,000)
Change in negative cash book balance	(695)	(2,232)
Repurchases of common stock in the open market	(7,823)	(2,419)
Premium paid for interest rate cap	—	(474)
Other financing activities	(80)	(131)
Net cash provided by (used in) financing activities	27,599	(4,529)

Effect of exchange rate changes on cash and cash equivalents	(680)	1,136
Net increase (decrease) in cash	(9,478)	7,368
Cash at beginning of period	23,612	16,346
Cash at end of period	$14,134	$23,714

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,388	$906
Cash paid during the period for income taxes	3,371	2,806
Accrued contingent consideration	905	4,725
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2018 and 2017 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2018 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation. Beginning in the second quarter of 2018, sales and marketing expenses have been presented separately from general administrative expenses on the condensed consolidated statements of operations, whereas in prior period these amounts were included in one caption titled "selling, general and administrative expenses."

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

June 30, 2018
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

The following tables summarize the current period impacts of adopting ASC Topic 606 on our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

Selected condensed consolidated statement of operations line items, which were impacted by the adoption of the new standard, are as follows for the three months ended June 30, 2018 (in thousands):

	As reported	Balances without Adoption of Topic 606	Effect of Adoption - Higher (Lower)
Revenue	$133,691	$132,359	$1,332
Cost of revenue	111,118	110,063	1,055
Gross profit	22,573	22,296	277
Income tax expense	1,332	1,257	75
Net income	3,575	3,373	202

Per common share data:
Basic earnings per share	$0.22	$0.20	$0.02
Diluted earnings per share	$0.22	$0.20	$0.02

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

Selected condensed consolidated statement of operations line items, which were impacted by the adoption of the new standard, are as follows for the six months ended June 30, 2018 (in thousands):

	As reported	Balances without Adoption of Topic 606	Effect of Adoption - Higher (Lower)
Revenue	$258,723	$257,408	$1,315
Cost of revenue	218,471	217,617	854
Gross profit	40,252	39,791	461
Income tax expense	3,062	2,941	121
Net income	6,207	5,867	340

Per common share data:
Basic earnings per share	$0.37	$0.35	$0.02
Diluted earnings per share	$0.37	$0.35	$0.02

The adoption of ASC Topic 606 did not have a significant impact on our condensed consolidated statement of comprehensive income for the three or six months ended June 30, 2018.
Selected condensed consolidated balance sheet line items, which were impacted by the adoption of the new standard, are as follows as of June 30, 2018 (in thousands):

	As reported	Balances without adoption of ASC Topic 606	Effect of Adoption - Higher (Lower)
Assets:
Prepaid expenses and other current assets	$14,664	$13,461	$1,203
Other assets	8,250	8,239	11
Total assets	389,095	387,881	1,214
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	72,893	72,039	854
Deferred revenue	18,694	18,278	416
Retained earnings	112,410	112,466	(56)
Total liabilities and stockholders' equity	389,095	387,881	1,214
The adoption of ASC Topic 606 did not impact our total cash flows from operating, investing or financing activities. In addition, the impact to the individual line items within the operating activities section of our condensed consolidated statement of cash flows was not significant for the six months ended June 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our contracts were not material, individually or in the aggregate, to our unaudited condensed consolidated financial statements for the three or six-month periods ended June 30, 2018 and 2017.

For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

For certain fixed-fee per transaction and fixed price contracts in which the output of the arrangement is measurable, such as for the shipping of publications and print materials, revenue is recognized at the point in time at which control is transferred which is upon delivery.

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of June 30, 2018, we had $268.8 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize over 95 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of June 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended June 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2018	2017	2018	2017	2018	2017
Revenue by type of service:
Managed learning services	$50,418	$49,213	$—	$—	$50,418	$49,213
Engineering & technical services	29,838	26,819	—	—	29,838	26,819
Sales enablement	—	—	27,799	28,371	27,799	28,371
Organizational development	—	—	25,636	26,758	25,636	26,758
	$80,256	$76,032	$53,435	$55,129	$133,691	$131,161

Revenue by geographic region:
Americas	$51,509	$47,718	$47,174	$50,911	$98,683	$98,629
Europe Middle East Africa	24,605	26,019	8,538	5,846	33,143	31,865
Asia Pacific	8,489	6,943	117	145	8,606	7,088
Eliminations	(4,347)	(4,648)	(2,394)	(1,773)	(6,741)	(6,421)
	$80,256	$76,032	$53,435	$55,129	$133,691	$131,161

Revenue by client market sector:
Automotive	$2,818	$2,411	$28,476	$28,440	$31,294	$30,851
Financial & Insurance	22,010	20,017	4,292	4,920	26,302	24,937
Manufacturing	8,662	8,978	3,978	4,917	12,640	13,895
Energy / Oil & Gas	10,701	8,657	953	555	11,654	9,212
U.S. Government	6,468	5,802	2,361	2,368	8,829	8,170
U.K. Government	4,947	8,202	—	—	4,947	8,202
Information & Communication	3,811	4,033	2,850	3,706	6,661	7,739
Aerospace	6,834	5,307	970	1,657	7,804	6,964
Electronics Semiconductor	3,822	3,961	234	95	4,056	4,056
Life Sciences	2,903	2,273	2,602	2,497	5,505	4,770
Other	7,280	6,391	6,719	5,974	13,999	12,365
	$80,256	$76,032	$53,435	$55,129	$133,691	$131,161

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

	Six Months Ended June 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2018	2017	2018	2017	2018	2017
Revenue by type of service:
Managed learning services	$99,320	$94,542	$—	$—	$99,320	$94,542
Engineering & technical services	55,367	53,033	—	—	55,367	53,033
Sales enablement	—	—	51,649	52,988	51,649	52,988
Organizational development	—	—	52,387	53,045	52,387	53,045
	$154,687	$147,575	$104,036	$106,033	$258,723	$253,608

Revenue by geographic region:
Americas	$96,949	$92,658	$91,356	$97,309	$188,305	$189,967
Europe Middle East Africa	49,562	49,610	17,035	11,599	66,597	61,209
Asia Pacific	16,200	14,073	189	257	16,389	14,330
Eliminations	(8,024)	(8,766)	(4,544)	(3,132)	(12,568)	(11,898)
	$154,687	$147,575	$104,036	$106,033	$258,723	$253,608

Revenue by client market sector:
Automotive	$5,656	$4,669	$52,822	$53,297	$58,478	$57,966
Financial & Insurance	43,113	38,603	8,362	10,379	51,475	48,982
Manufacturing	17,341	17,253	8,587	9,178	25,928	26,431
Energy / Oil & Gas	18,343	17,707	2,428	1,542	20,771	19,249
U.S. Government	12,922	11,955	4,747	4,911	17,669	16,866
U.K. Government	10,433	14,932	—	—	10,433	14,932
Information & Communication	7,110	8,013	5,225	6,428	12,335	14,441
Aerospace	14,432	10,346	1,731	3,170	16,163	13,516
Electronics Semiconductor	7,505	8,324	285	490	7,790	8,814
Life Sciences	4,752	3,997	5,310	4,992	10,062	8,989
Other	13,080	11,776	14,539	11,646	27,619	23,422
	$154,687	$147,575	$104,036	$106,033	$258,723	$253,608
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2018 were not materially impacted by any other factors.
Revenue recognized for the six months ended June 30, 2018, that was included in the contract liability balance at the beginning of the year was $16.3 million, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

Contract Costs
Costs to fulfill contracts which do not meet the over time revenue recognition criteria are capitalized and recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized. Such costs are included in prepaid expenses and other current assets on the condensed consolidated balance sheet and totaled $1.2 million as of June 30, 2018. Recognition of such contract costs totaled $4.1 million for the six months ended June 30, 2018 and is included in cost of revenue on the condensed consolidated statements of operations.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Substantially all of our sales commission arrangements have an amortization period of one year or less. As of June 30, 2018, we did not have any capitalized sales commissions.

(4)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 23% of our consolidated revenue for both of the six-month periods ended June 30, 2018 and 2017. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 15% and 14% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, accounts receivable from a single automotive customer totaled $18.4 million, or 17%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 20% and 19% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 13% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $23.1 million, or 15%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2018 or 2017 or consolidated accounts receivable balance as of June 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Non-dilutive instruments	140	17	73	26

Dilutive common stock equivalents	91	116	92	108

(6)	Acquisitions

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash, subject to a working capital adjustment to be calculated within 90 days following the closing of the acquisition. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The preliminary purchase price allocation is subject to change and is expected to be finalized in the third quarter of 2018.The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the condensed consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$30,493
Fair value of contingent consideration	905
Total purchase price	$31,398
		Amortization
Purchase price allocation:		Period
Cash	$536
Accounts receivable and other current assets	3,104
Fixed assets	368
Customer-related intangible assets	10,365	8 years
Marketing-related intangible assets	239	3 years
Goodwill	21,494
Total assets	36,106

Accounts payable and accrued expenses	898
Deferred revenue	979
Deferred tax liability	2,831
Total liabilities	4,708

Net assets acquired	$31,398

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

June 30, 2018
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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of June 30, 2018 Maximum contingent consideration due in
		2018	2019	2020	Total
IC Axon	$0 - $3,500	$—	$3,500	$—	$3,500
Maverick	$0 - $10,000	5,902	—	—	5,902
McKinney Rogers	$0 - $18,000	—	4,000	4,000	8,000
CLS	$0 - $2,179	2,179	—	—	2,179
		$8,081	$7,500	$4,000	$19,581

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2017 to June 30, 2018 (dollars in thousands):

	Liability as of December 31,			Change in Fair Value of Contingent	Foreign Currency	Liability as of June 30,
Acquisition:	2017	Additions	Payments	Consideration	Translation	2018
IC Axon	$—	$905	—	$—	$—	$905
Maverick	1,979	—	—	(1,704)	—	275
McKinney Rogers	1,501	—	—	(1,244)	—	257
Emantras	76	—	—	(76)	—	—
CLS	669	—	—	(422)	(12)	235
Total	$4,225	$905	$—	$(3,446)	$(12)	$1,672
As of June 30, 2018 and December 31, 2017, contingent consideration considered a current liability and included in accounts payable totaled $1.5 million and $2.7 million, respectively. As of June 30, 2018 and December 31, 2017 we also had accrued contingent consideration totaling $0.2 million and $1.5 million respectively, related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

(7)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2018 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2017	$96,330	$48,505	$144,835
Acquisitions	21,494	8,527	30,021
Foreign currency translation	(1,503)	(378)	(1,881)
Balance as of June 30, 2018	$116,321	$56,654	$172,975

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2018
Customer relationships	$22,491	$(7,551)	$14,940
Intellectual property and other	4,638	(1,656)	2,982
	$27,129	$(9,207)	$17,922

December 31, 2017
Customer relationships	$16,330	$(11,140)	$5,190
Intellectual property and other	4,298	(1,125)	3,173
	$20,628	$(12,265)	$8,363

(8)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Non-qualified stock options	$—	$1	$—	$5
Restricted stock units	346	962	976	1,678
Board of Directors stock grants	53	79	121	155
Total stock-based compensation expense	$399	$1,042	$1,097	$1,838

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2018, we had non-qualified stock options and restricted and performance stock units outstanding under these plans.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

(9)	Debt and Financial Instruments

On June 29, 2018 we entered into a Second Amendment to Fifth Amended and Restated Financing and Security Agreement (the "Credit Agreement"). The Credit Agreement provides for an extension of the expiration date of the existing revolving credit facility in the maximum principal amount of $100 million, from December 31, 2021 to June 1, 2023, and a new term loan in the principal amount of $40 million maturing on October 1, 2021. The Credit Agreement is secured by substantially all of our assets.
The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments of principal in the amount of $1.0 million plus applicable interest, beginning on July 1, 2018. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2018. As of June 30, 2018, our total long-term debt outstanding under the term loan was $40.0 million. In addition, there were $61.8 million of borrowings outstanding and $33.0 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2018, the weighted average interest rate on our borrowings was 3.7%.
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.6 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

(10)	Income Taxes

Income tax expense was $3.1 million, or an effective income tax rate of 33.0%, for the six months ended June 30, 2018 compared to $4.6 million, or an effective income tax rate of 31.6%, for the six months ended June 30, 2017. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to a $0.9 million increase to the provisional estimate recorded in the fourth quarter of 2017 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. The increase is partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

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

The Tax Act creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into the company’s measurement of its deferred taxes. At June 30, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

 An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2018, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2014 through 2017 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

(11)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2018 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	6,207	—	—	6,207
Foreign currency translation adjustment	—	—	—	—	(3,205)	(3,205)
Change in fair value of interest rate cap, net of tax	—	—	—	—	205	205
Change in fair value of interest rate swap, net of tax	—	—	—	—	59	59
Repurchases of common stock	—	—	—	(7,294)	—	(7,294)
Stock-based compensation expense	—	1,097	—	—	—	1,097
Issuance of stock for employer contributions to retirement plan	—	(88)	—	1,525	—	1,437
Net issuances of stock pursuant to stock compensation plans and other	—	(893)	—	813	—	(80)
Balance at June 30, 2018	$172	$107,372	$112,410	$(16,074)	$(17,796)	$186,084

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2018 and 2017, we repurchased approximately 313,000 and 101,000 shares, respectively, of our common stock in the open market for a total cost of approximately $7.3 million and $2.4 million, respectively. As of June 30, 2018, there was approximately $4.5 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

(12)	Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2017	$2,840	$—	$2,840
Additional restructuring charges	1,678	1,252	2,930
Payments	(1,759)	(302)	(2,061)
Liability as of June 30, 2018	$2,759	$950	$3,709

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth and we recorded restructuring charges, consisting primarily of severance expense of $3.3 million for the fourth quarter ended December 31, 2017. During the second quarter of 2018, the Company downsized its headquarters office from three floors to two floors, vacated certain other under-utilized field offices and incurred additional severance expense.

For the six months ended June 30, 2018, we recorded an additional $2.9 million of restructuring charges which is included in restructuring charges on the condensed consolidated statements of operations. The total remaining liability under these restructuring activities was $3.7 million as of June 30, 2018, of which $2.8 million is included in accounts payable and accrued expenses and $0.9 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. These restructuring activities are substantially complete as of June 30, 2018.

(13)	Business Segments

As of June 30, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. In connection with the new organizational structure that went into effect on January 1, 2018, we determined that we have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

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

June 30, 2018
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

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, restructuring charges, other expense, interest expense, gain on change in fair value of contingent consideration and income tax expense.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Workforce Excellence	$80,256	$76,032	$154,687	$147,575
Business Transformation Services	53,435	55,129	104,036	106,033
	$133,691	$131,161	$258,723	$253,608
Gross profit:
Workforce Excellence	$15,009	$14,035	$26,118	$27,042
Business Transformation Services	7,564	8,400	14,134	14,781
Total gross profit	22,573	22,435	40,252	41,823
General and administrative expenses	14,121	12,777	27,980	25,376
Sales and marketing expenses	1,106	461	1,831	856
Restructuring charges	2,495	—	2,930	—
Gain (loss) on change in fair value of contingent consideration, net	894	(96)	3,446	101
Operating income	5,745	9,101	10,957	15,692
Interest expense	(150)	534	536	972
Other expense	988	107	1,152	182
Income before income tax expense	$4,907	$8,460	$9,269	$14,538

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

As of June 30, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. In connection with the new organizational structure that went into effect on January 1, 2018, we determined that we have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

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

Acquisitions

ICAxon

On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash, subject to a working capital adjustment to be calculated within 90 days following the closing of the acquisition. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The preliminary purchase price allocation is subject to change and is expected to be finalized in the third quarter of 2018.The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the condensed consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

Operating Highlights

Three Months ended June 30, 2018 Compared to the Three Months ended June 30, 2017

Our revenue increased $2.5 million or 1.9% during the second quarter of 2018 compared to the second quarter of 2017. The net increase is due to a $4.2 million increase in our Workforce Excellence segment offset by a $1.7 million decline in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $2.3 million increase in U.S. dollar reported revenue during the second quarter of 2018. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $3.4 million or 36.9% to $5.7 million for the second quarter of 2018 compared to $9.1 million for the second quarter of 2017. The net decrease in operating income is primarily due to a $1.3 million increase in general and administrative expenses, a $0.6 million increase in sales and marketing expenses and $2.5 million of restructuring charges, offset by a $0.1 million increase in gross profit and a $1.0 million increase in the gain on change in fair value of contingent consideration during the second quarter of 2018.

For the three months ended June 30, 2018, we had income before income tax expense of $4.9 million compared to $8.5 million for the three months ended June 30, 2017. Net income was $3.6 million, or $0.22 per diluted share, for the three months ended June 30, 2018, compared to net income of $5.9 million, or $0.35 per diluted share, for the three months ended June 30, 2017. Diluted weighted average shares outstanding were 16.6 million for the second quarter of 2018 compared to 16.8 million for the second quarter of 2017.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2018	2017
Workforce Excellence	$80,256	$76,032
Business Transformation Services	53,435	55,129
	$133,691	$131,161

Workforce Excellence revenue increased $4.2 million or 5.6% during the second quarter of 2018 compared to the second quarter of 2017. The revenue increase is due to the following:

•	a $1.8 million net increase in revenue due to favorable changes in foreign currency exchange rates;

•
a $2.3 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months (consisting of $0.6 million of revenue from the YouTrain acquisition completed on August 31, 2017 and $1.7 million of revenue from the IC Axon acquisition completed on May 1, 2018); and

•
a $2.6 million net increase in revenue in our Engineering & Technical Services practice primarily due to an increase in engineering and technical training services with new and existing clients as well as an increase in software sales in our Energy business; offset by

•
a $2.5 million net decrease in revenue in our Managed Learning Services practice (we experienced a $1.5 million net increase in revenue in the U.S. for digital learning and training content development services which was more than offset by a $4.0 million decrease in vocational skills training services provided to the UK government).

Business Transformation Services revenue decreased $1.7 million or 3.1% during the second quarter of 2018 compared to the second quarter of 2017. The revenue decrease is due to the following:

•	a $3.6 million net decrease in our Organizational Development practice due to a decline in platform adoption, strategic consulting and leadership development services; and

•	a $0.6 million net decrease in our Sales Enablement practice primarily due to the completion of non-recurring vehicle launch events in 2017; offset by

•
a $2.1 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months (consisting of $1.0 million of revenue from the Hula Partners acquisition completed on January 2, 2018 and $1.1 million from the CLS acquisition completed on August 31, 2017 ); and

•	a $0.4 million net increase in revenue due to favorable changes in foreign currency exchange rates.
Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2018		2017
		% Revenue		% Revenue
Workforce Excellence	$15,009	18.7%	$14,035	18.5%
Business Transformation Services	7,564	14.2%	8,400	15.2%
	$22,573	16.9%	$22,435	17.1%

Workforce Excellence gross profit of $15.0 million or 18.7% of revenue for the second quarter of 2018 increased by $1.0 million or 6.9% compared to gross profit of $14.0 million or 18.5% of revenue for the second quarter of 2017 primarily due to the following:

•	a $1.5 million increase in gross profit in our Engineering & Technical Services practice due to the revenue increases noted above; and

•	a $0.4 million increase to gross profit due to favorable changes in foreign currency exchange rates; offset by

•
a $0.9 million net decrease in gross profit in our Managed Learning Services practice (consisting of a $2.6 million decline in gross profit on vocational skill training services provided to the UK government as a result of the lower revenue noted above, partially offset by a net $1.7 million increase in the other business units within this practice primarily due to cost cutting initiatives).

Business Transformation Services gross profit of $7.6 million or 14.2% of revenue for the second quarter of 2018 decreased by $0.8 million or 10.0% compared to gross profit of $8.4 million or 15.2% of revenue for the second quarter 2017. The gross profit decrease is primarily due to the revenue decline in platform adoption, strategic consulting and leadership development services noted above.

General and Administrative Expenses

General and administrative expenses increased $1.3 million or 10.5% from $12.8 million in the second quarter of 2017 to $14.1 million in the second quarter of 2018. The increase in general and administrative expenses is primarily due to a $0.6 million increase in bad debt expense, $0.4 million of increased legal expenses relating to acquisitions and $0.3 million in increased accounting fees.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million or 139.9% from $0.5 million for the second quarter of 2017 to $1.1 million for the second quarter of 2018 primarily due to labor and benefits expense relating to the hiring of a Chief Sales Officer and other new business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth and we recorded restructuring charges, consisting primarily of severance expense, of $3.3 million for the year ended December 31, 2017. During the second quarter of 2018, the Company downsized its headquarters office from three floors to two floors, vacated certain other under-utilized field offices and incurred additional severance expense. During the second quarter of 2018, we incurred an additional $2.5 million of restructuring charges, which consisted of $1.3 million of facility related charges and $1.2 million of severance expense. The total remaining liability under these restructuring activities was $3.7 million as of June 30, 2018, of which $2.8 million is included in accounts payable and accrued expenses and $0.9 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. These restructuring activities are substantially complete as of June 30, 2018.

Change in Fair Value of Contingent Consideration

We recognized a $0.9 million net gain on the change in fair value of contingent consideration related to acquisitions during the second quarter of 2018 compared to a net loss of $0.1 million in the second quarter of 2017. The increase in the gain is primarily due to a $0.4 million gain related to the earnout for the Maverick acquisition, a $0.1 million gain related to the earnout for the McKinney Rogers acquisition and a $0.4 million gain related to the earnout for the CLS acquisition due to a decrease in projected earnings for these acquired businesses compared to our prior forecasts, resulting in a lower fair value of the liabilities as of June 30, 2018. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense was negative $0.2 million for the second quarter of 2018 compared to $0.5 million for the second quarter of 2017. The decrease in interest expense is primarily due to a $1.1 million reversal of an interest accrual related to contingent interest associated with unremitted value-added tax (VAT) related to undercharged VAT from prior year client billings which was favorably settled during the second quarter of 2018. This decrease was offset by an increase in interest expense due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other Expense

Other expense increased $0.9 million during the second quarter of 2018 primarily due to an increase in foreign currency losses. Other expense consists primarily of income from a joint venture and foreign currency gains and losses. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $1.3 million for the second quarter of 2018 compared to $2.6 million for the second quarter of 2017. The effective income tax rate was 27.1% and 30.7% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective income tax rate in 2018 compared to 2017 is primarily due a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2018 Compared to the Six Months ended June 30, 2017

Our revenue increased $5.1 million or 2.0% during the six months ended June 30, 2018 compared to six months ended June 30, 2017. The net increase in revenue is due to a $7.1 million increase in our Workforce Excellence segment, partially offset by a $2.0 million decrease in our Business Transformation Services segment. Foreign currency exchange rate declines resulted in a total $6.3 million increase in U.S. dollar reported revenue during the six months ended June 30, 2018. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $4.7 million or 30.2% to $11.0 million for the six months ended June 30, 2018 compared to $15.7 million for the same period in 2017. The net decrease in operating income is primarily due to a $1.6 million net decrease in gross profit, a $2.6 million increase in general and administrative expenses and a $1.0 million increase in sales and marketing expenses, partially offset by a $3.3 million increase in the gain on change in fair value of contingent consideration.

For the six months ended June 30, 2018, we had income before income tax expense of $9.3 million compared to $14.5 million for the six months ended June 30, 2017. Net income was $6.2 million, or $0.37 per diluted share, for the six months ended June 30, 2018, compared to net income of $9.9 million, or $0.59 per diluted share, for the six months ended June 30, 2017. Diluted weighted average shares outstanding were 16.7 million for the six months ended June 30, 2018 compared to 16.8 million for the same period in 2017.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2018	2017
Workforce Excellence	$154,687	$147,575
Business Transformation Services	104,036	106,033
	$258,723	$253,608

Workforce Excellence revenue increased $7.1 million or 4.8% during the six months ended June 30, 2018 compared to the same period in 2017. The revenue increase is due to the following:

•	a $5.1 million net increase in revenue due to favorable changes in foreign currency exchange rates;

•
a $3.6 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months (consisting of $1.6 million of revenue from the YouTrain acquisition completed on August 31, 2017, $1.7 million of revenue from the IC Axon acquisition completed on May 1, 2018 and $0.3 million from the Emantras acquisition completed on April 1, 2017); and

•
a $1.2 million net increase in revenue in our Engineering & Technical Services practice primarily due to an increase in engineering and technical training services with new and existing clients as well as an increase in software sales in our Energy business; offset by

•
a $2.8 million net decrease in revenue in our Managed Learning Services practice (we experienced a $3.8 million net increase in revenue in the U.S. for digital learning and training content development services which was more than offset by a $6.6 million decrease in vocational skills training services provided to the UK government).

Business Transformation Services revenue decreased $2.0 million or 1.9% during the six months ended June 30, 2018 compared to the same period in 2017. The net decrease in revenue is due to the following:

•	a $6.6 million net decrease in our Organizational Development practice due to a decline in platform adoption, strategic consulting and leadership development services; and

•	a $1.3 million net decrease in our Sales Enablement practice primarily due to the completion of non-recurring vehicle launch events in 2017; offset by

•
a $4.7 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months (consisting of $1.8 million of revenue from the Hula Partners acquisition completed on January 2, 2018, $2.4 million from the CLS acquisition completed on August 31, 2017 and $0.5 million from the McKinney Rogers acquisition completed on February 1, 2017); and

•	a $1.2 million net increase in revenue due to favorable changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2018		2017
		% Revenue		% Revenue
Workforce Excellence	$26,118	16.9%	$27,042	18.3%
Business Transformation Services	14,134	13.6%	14,781	13.9%
	$40,252	15.6%	$41,823	16.5%

Workforce Excellence gross profit of $26.1 million or 16.9% of revenue for the six months ended June 30, 2018 decreased by $0.9 million or 3.4% when compared to gross profit of $27.0 million or 18.3% of revenue for the same period in 2017 primarily due to the following:

•
a net $1.8 million net decrease in gross profit in our Managed Learning Services practice (consisting primarily of a $3.9 million decline in gross profit on vocational skill training services provided to the UK government as a result of the lower revenue noted above, partially offset by a net $2.1 million increase in the other business units within this practice due to cost cutting initiatives); offset by

•	a $0.9 million increase in gross profit due to favorable changes in foreign currency exchange rates.

Business Transformation Services gross profit of $14.1 million or 13.6% of revenue for the six months ended June 30, 2018 decreased by $0.6 million or 4.4% when compared to gross profit of $14.8 million or 13.9% of revenue for the same period in 2017. The gross profit decrease is primarily due to the revenue decline in platform adoption, strategic consulting and leadership development services noted above.

General and Administrative Expenses

General and administrative expenses increased $2.6 million or 10.3% from $25.4 million for the six months ended June 30, 2017 to $28.0 million for the same period in 2018. The increase in general and administrative expenses is primarily due to the following:

•	a $0.9 million increase in costs relating to our new financial system implementation which we anticipate will go live in 2018;

•	a $0.3 million increase in labor and benefits expense for internal resources working in support of the ERP implementation;

•	a $0.4 million increase due to increases in foreign currency exchange rates compared to the prior year;

•	a $0.4 million increase in legal expenses relating to acquisitions;

•	a $0.3 million increase in accounting fees; and

•	a $0.3 million increase in amortization expense.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.0 million or 113.9% from $0.9 million for the six months ended June 30, 2017 to $1.8 million for the same period in 2018. The increase in sales and marketing expenses is primarily due to labor and benefits expense relating to the hiring of a Chief Sales Officer and other new business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth and we recorded restructuring charges, consisting primarily of severance expense, of $3.3 million for the year ended December 31, 2017. For the six months ended June 30, 2018, we incurred an additional $2.9 million of restructuring charges which consisted of $1.3 million of facility related charges and $1.6 million of severance expense. The total remaining liability under these restructuring activities was $3.7 million as of June 30, 2018, of which $2.8 million is included in accounts payable and accrued expenses and $0.9 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. These restructuring activities are substantially complete as of June 30, 2018.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $3.4 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in the gain is primarily due to a $1.7 million gain related to the earnout for the Maverick acquisition, a $1.2 million gain related to the earnout for the McKinney Rogers acquisition and a $0.4 million gain related to the earnout for the CLS acquisition due to a decrease in projected earnings for these acquired businesses compared to our prior forecasts, resulting in a lower fair value of the liabilities as of June 30, 2018. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense decreased $0.4 million from $1.0 million for the six months ended June 30, 2017 to $0.5 million for the same period in 2018. The net decrease in interest expense is primarily due to a $1.1 million reversal of an interest accrual related to contingent interest associated with unremitted value-added tax (VAT) related to undercharged VAT from prior year client billings which was favorably settled during the second quarter of 2018. This decrease was offset by an increase in interest expense due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other Expense

Other expense was $1.2 million for the six months ended June 30, 2018 compared to $0.2 million for the same period in 2017 and consisted primarily of foreign currency gains and losses and income from a joint venture. During the six months ended June 30, 2018, we had a $1.4 million net foreign currency loss compared to a $0.2 million net foreign currency loss during the same period in 2017. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries. The increase in other expense was offset by a $0.2 million increase in income from a joint venture during the six months ended June 30, 2018 compared to the corresponding period in 2017.

Income Tax Expense

Income tax expense was $3.1 million for the six months ended June 30, 2018 compared to $4.6 million for the same period in 2017. The decrease in income tax expense is due to a decline in income before income taxes during the first half of 2018 compared to the same period in 2017. The effective income tax rate was 33.0% and 31.6% for the six months ended June 30, 2018 and 2017, respectively. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to a $0.9 million increase to the provisional estimate recorded in the fourth quarter of 2017 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. The increase is partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.
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

Liquidity and Capital Resources

Working Capital

Our working capital was $19.0 million at June 30, 2018 compared to $49.8 million at December 31, 2017. As of June 30, 2018 we had $61.8 million of short-term borrowings and $40.0 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($33.0 million of available borrowings as of June 30, 2018) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $14.1 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2018 and 2017, we repurchased approximately 313,000 and 101,000 shares, respectively, of our common stock in the open market for a total cost of approximately $7.3 million and $2.4 million, respectively. As of June 30, 2018, there was approximately $4.5 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of June 30, 2018 Maximum contingent consideration due in
		2018	2019	2020	Total
IC Axon	$0 - $3,500	$—	$3,500	$—	$3,500
Maverick	$0 - $10,000	5,902	—	—	5,902
McKinney Rogers	$0 - $18,000	—	4,000	4,000	8,000
CLS	$0 - $2,179	2,179	—	—	2,179
		$8,081	$7,500	$4,000	$19,581

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 23% of our consolidated revenue for both of the six-month periods ended June 30, 2018 and 2017. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 15% and 14% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, accounts receivable from a single automotive customer totaled $18.4 million, or 17%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 20% and 19% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% and 13% of our consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $23.1 million, or 15%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2018 or 2017 or consolidated accounts receivable balance as of June 30, 2018.

Cash Flows

Six Months ended June 30, 2018 Compared to the Six Months ended June 30, 2017

Our cash and cash equivalents balance decreased $9.5 million from $23.6 million as of December 31, 2017 to $14.1 million as of June 30, 2018. The decrease in cash and cash equivalents during the six months ended June 30, 2018 resulted from cash provided by operating activities of $7.1 million, cash used in investing activities of $43.5 million, cash provided by financing activities of $27.6 million and a negative effect of exchange rate changes on cash of $0.7 million.

Cash provided by operating activities was $7.1 million for the six months ended June 30, 2018 compared to $19.8 million for the same period in 2017. The decrease in cash from operations is primarily due to a decrease in net income and a net decrease in working capital balances during the six months ended June 30, 2018 compared to the same period in 2017.

Cash used in investing activities was $43.5 million for the six months ended June 30, 2018 compared to $9.0 million for the same period in 2017. The increase in cash used in investing activities is primarily due to a $33.6 million increase in cash paid to complete acquisitions and a $1.2 million increase in other investing activities primarily for capitalized software development costs.

Cash provided by financing activities was $27.6 million for the six months ended June 30, 2018 compared to cash used of $4.5 million for the same period in 2017. The increase in cash in financing activities is primarily due to an increase in borrowings under our credit agreement to fund acquisitions, partially offset by a $5.4 million increase in cash used for share repurchases.

Debt

On June 29, 2018 we entered into a Second Amendment to Fifth Amended and Restated Financing and Security Agreement (the "Credit Agreement"). The Credit Agreement provides for an extension of the expiration date of the existing revolving credit facility in the maximum principal amount of $100 million, from December 31, 2021 to June 1, 2023, and a new term loan in the principal amount of $40 million maturing on October 1, 2021. The Credit Agreement is secured by substantially all of our assets.

The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate (for borrowings in Dollars and Sterling) or the daily one month EURIBOR (for borrowings in Euros) plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments equal to $1.0 million plus applicable interest, beginning on July 1, 2018. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of June 30, 2018, our fixed coverage charge ratio was 1.8 to 1.0 and our leverage ratio was 2.4 to 1.0, all of which were in compliance with the Credit Agreement.

As of June 30, 2018, our total long-term debt outstanding under the term loan was $40.0 million. In addition, there were $61.8 million of borrowings outstanding and $33.0 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2018, the weighted average interest rate on our borrowings was 3.7%.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.6 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

Off-Balance Sheet Commitments

As of June 30, 2018, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was less than $0.2 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.6 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2018:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2018	—		$—	—	$4,487,000
May 1 - 31, 2018	3,561	(2)	$19.56	1,703	$4,454,000
June 1 - 30, 2018	112	(2)	$19.75	—	$4,454,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the second quarter of 2018.

Item 6.	Exhibits

10.1	Long Term Incentive Plan adopted on April 20, 2018.*

31.1
Certification of Chief Executive Officer of the Company dated August 1, 2018 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated August 1, 2018 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 1, 2018 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 1, 2018	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

August 1, 2018	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer