Form 10-Q
period 2018-09-30
GP STRATEGIES CORP
filed 2018-11-06
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of October 30, 2018 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,565,164

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash	$10,323	$23,612
Accounts and other receivables, less allowance for doubtful accounts of $2,190 in 2018 and $2,492 in 2017	127,649	119,335
Unbilled revenue	36,866	42,958
Prepaid expenses and other current assets	18,452	14,212
Total current assets	193,290	200,117
Property, plant and equipment	20,909	21,466
Accumulated depreciation	(15,310)	(16,343)
Property, plant and equipment, net	5,599	5,123
Goodwill	174,975	144,835
Intangible assets, net	17,463	8,363
Other assets	10,170	6,569
	$401,497	$365,007
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$69,044	$37,696
Current portion of long-term debt	12,000	12,000
Accounts payable and accrued expenses	71,422	78,280
Deferred revenue	23,499	22,356
Total current liabilities	175,965	150,332
Long-term debt	25,000	16,000
Other noncurrent liabilities	11,334	10,621
Total liabilities	212,299	176,953

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	107,300	107,256
Retained earnings	115,654	106,599
Treasury stock at cost	(15,710)	(11,118)
Accumulated other comprehensive loss	(18,218)	(14,855)
Total stockholders’ equity	189,198	188,054
	$401,497	$365,007

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$123,566	$124,097	$382,289	$377,705
Cost of revenue	104,367	105,451	322,838	317,236
Gross profit	19,199	18,646	59,451	60,469
General and administrative expenses	12,227	14,160	40,207	39,536
Sales and marketing expenses	1,297	393	3,128	1,249
Restructuring charges	—	—	2,930	—
Gain on change in fair value of contingent consideration, net	526	268	3,972	369
Operating income	6,201	4,361	17,158	20,053
Interest expense	1,095	511	1,631	1,483
Other (expense) income	(760)	74	(1,912)	(108)
Income before income tax expense	4,346	3,924	13,615	18,462
Income tax expense	1,102	643	4,164	5,232
Net income	$3,244	$3,281	$9,451	$13,230

Basic weighted average shares outstanding	16,536	16,750	16,555	16,736
Diluted weighted average shares outstanding	16,628	16,896	16,647	16,856

Per common share data:
Basic earnings per share	$0.20	$0.20	$0.57	$0.79
Diluted earnings per share	$0.20	$0.19	$0.57	$0.78

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,244	$3,281	$9,451	$13,230
Foreign currency translation adjustments	(457)	2,575	(3,662)	7,051
Change in fair value of interest rate cap, net of tax	47	(28)	252	(137)
Change in fair value of interest rate swap, net of tax	(12)	21	$47	$(2)
Comprehensive income	$2,822	$5,849	$6,088	$20,142

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
(Unaudited, in thousands)

	2018	2017
Cash flows from operating activities:
Net income	$9,451	$13,230
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(3,972)	(369)
Depreciation and amortization	5,670	5,153
Deferred income taxes	(610)	(421)
Non-cash compensation expense	3,501	4,876
Changes in other operating items:
Accounts and other receivables	(4,644)	11,805
Unbilled revenue	6,344	(11,670)
Prepaid expenses and other current assets	(5,131)	(6,232)
Accounts payable and accrued expenses	(5,527)	8,145
Deferred revenue	(2,215)	(3,203)
Other	643	(140)
Net cash provided by operating activities	3,510	21,174

Cash flows from investing activities:
Additions to property, plant and equipment	(2,267)	(2,324)
Acquisitions, net of cash acquired	(42,872)	(11,112)
Other investing activities	(3,229)	(981)
Net cash used in investing activities	(48,368)	(14,417)

Cash flows from financing activities:
Proceeds from short-term borrowings	31,410	9,749
Proceeds from long-term debt	18,000	—
Repayment of long-term debt	(9,000)	(9,000)
Contingent consideration payments	—	(967)
Change in negative cash book balance	723	(2,813)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(103)	(604)
Repurchases of common stock in the open market	(8,485)	(2,419)
Premium paid for interest rate cap	—	(474)
Other financing activities	(24)	120
Net cash provided by (used in) financing activities	32,521	(6,408)

Effect of exchange rate changes on cash and cash equivalents	(952)	1,325
Net increase (decrease) in cash	(13,289)	1,674
Cash at beginning of period	23,612	16,346
Cash at end of period	$10,323	$18,020

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,465	$1,381
Cash paid during the period for income taxes	3,320	4,874
Accrued contingent consideration	905	5,613
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2018 and 2017 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2018 interim period are not necessarily indicative of results to be expected for the entire year.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases which establishes new accounting and disclosure requirements for leases. This standard will require leases to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Lessees must apply a modified retrospective transition approach for leases existing at, or entered info after, the beginning of the earliest comparative period presented in the financial statements. The FASB issued additional guidance in July 2018 which provides for an additional (and optional) transition method by allowing entities to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt the standard effective January 1, 2019 using the additional transition method. We plan to make an accounting policy election to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model and elect the package of practical expedients. The adoption of this standard is expected to increase the assets and liabilities recorded on our condensed consolidated balance sheet and increase the level of disclosures related to leases. We also expect that adoption of the new standard will require changes to our internal controls to support recognition and disclosure requirements under the new standard. We are currently evaluating our population of leased assets in order to assess the impact of the ASU on our lease portfolio, and designing and implementing new processes and controls. Until this effort is completed, we cannot determine the effect of the ASU on our consolidated financial statements.

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

September 30, 2018
(Unaudited)

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

Accounting Standard Adopted

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. Both internal and external costs for activities to develop or obtain software that allow for access to or conversion of old data by new system, as well as coding and testing during the application development stage are capitalizable. Training activities and data conversion activities will continue to be expensed as incurred. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and the Company early adopted the ASU during the third quarter of 2018, effective July 1, 2018 on a prospective basis. In connection with the adoption of ASU 2018-15, the Company capitalized $0.9 million of implementation costs relating to a new enterprise resource planning (ERP) system that went live in October 2018.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

The following tables summarize the current period impacts of adopting ASC Topic 606 on our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Selected condensed consolidated statement of operations line items, which were impacted by the adoption of the new standard, are as follows for the three months ended September 30, 2018 (in thousands):

	As reported	Balances without Adoption of Topic 606	Effect of Adoption - Higher (Lower)
Revenue	$123,566	$123,727	$(161)
Cost of revenue	104,367	104,732	(365)
Gross profit	19,199	18,995	204
Income tax expense	1,102	1,051	51
Net income	3,244	3,091	153

Per common share data:
Basic earnings per share	$0.20	$0.19	$0.01
Diluted earnings per share	$0.20	$0.19	$0.01

Selected condensed consolidated statement of operations line items, which were impacted by the adoption of the new standard, are as follows for the nine months ended September 30, 2018 (in thousands):

	As reported	Balances without Adoption of Topic 606	Effect of Adoption - Higher (Lower)
Revenue	$382,289	$381,135	$1,154
Cost of revenue	322,838	322,349	489
Gross profit	59,451	58,786	665
Income tax expense	4,164	3,992	172
Net income	9,451	8,958	493

Per common share data:
Basic earnings per share	$0.57	$0.54	$0.03
Diluted earnings per share	$0.57	$0.54	$0.03

The adoption of ASC Topic 606 did not have a significant impact on our condensed consolidated statement of comprehensive income for the three or nine months ended September 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

Selected condensed consolidated balance sheet line items, which were impacted by the adoption of the new standard, are as follows as of September 30, 2018 (in thousands):

	As reported	Balances without adoption of ASC Topic 606	Effect of Adoption - Higher (Lower)
Assets:
Prepaid expenses and other current assets	$18,452	$16,816	$1,636
Other assets	10,170	10,210	(40)
Total assets	401,497	399,901	1,596
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	71,422	70,933	489
Deferred revenue	23,499	22,489	1,010
Retained earnings	115,654	115,557	97
Total liabilities and stockholders' equity	401,497	399,901	1,596
The adoption of ASC Topic 606 did not impact our total cash flows from operating, investing or financing activities. In addition, the impact to the individual line items within the operating activities section of our condensed consolidated statement of cash flows was not significant for the nine months ended September 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increase to revenue of $0.3 million and $1.3 million for the three and nine months ended September 30, 2018 respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of September 30, 2018, we had $264.4 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize over 95 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of September 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended September 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2018	2017	2018	2017	2018	2017
Revenue by type of service:
Managed learning services	$51,387	$52,524	$—	$—	$51,387	$52,524
Engineering & technical services	29,129	24,498	—	—	29,129	24,498
Sales enablement	—	—	19,944	22,768	19,944	22,768
Organizational development	—	—	23,106	24,307	23,106	24,307
	$80,516	$77,022	$43,050	$47,075	$123,566	$124,097

Revenue by geographic region:
Americas	$56,064	$48,382	$35,380	$40,641	$91,444	$89,023
Europe Middle East Africa	21,153	25,540	8,906	7,183	30,059	32,723
Asia Pacific	8,205	8,255	109	76	8,314	8,331
Eliminations	(4,906)	(5,155)	(1,345)	(825)	(6,251)	(5,980)
	$80,516	$77,022	$43,050	$47,075	$123,566	$124,097

Revenue by client market sector:
Automotive	$2,738	$2,399	$20,531	$22,777	$23,269	$25,176
Financial & Insurance	22,364	23,583	2,692	3,929	25,056	27,512
Manufacturing	7,558	8,874	3,734	3,428	11,292	12,302
Energy / Oil & Gas	9,113	8,457	1,188	465	10,301	8,922
U.S. Government	7,673	6,220	2,102	2,352	9,775	8,572
U.K. Government	4,456	6,858	—	—	4,456	6,858
Information & Communication	3,315	3,785	2,330	2,509	5,645	6,294
Aerospace	6,705	5,582	1,160	1,678	7,865	7,260
Electronics Semiconductor	3,719	4,016	241	150	3,960	4,166
Life Sciences	4,892	1,822	1,932	2,273	6,824	4,095
Other	7,983	5,426	7,140	7,514	15,123	12,940
	$80,516	$77,022	$43,050	$47,075	$123,566	$124,097

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

	Nine Months Ended September 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2018	2017	2018	2017	2018	2017
Revenue by type of service:
Managed learning services	$156,244	$152,713	$—	$—	$156,244	$152,713
Engineering & technical services	82,800	75,523	—	—	82,800	75,523
Sales enablement	—	—	73,566	75,756	73,566	75,756
Organizational development	—	—	69,679	73,713	69,679	73,713
	$239,044	$228,236	$143,245	$149,469	$382,289	$377,705

Revenue by geographic region:
Americas	$158,935	$147,423	$120,814	$131,567	$279,749	$278,990
Europe Middle East Africa	69,248	73,078	27,408	20,854	96,656	93,932
Asia Pacific	24,405	22,328	298	332	24,703	22,660
Eliminations	(13,544)	(14,593)	(5,275)	(3,284)	(18,819)	(17,877)
	$239,044	$228,236	$143,245	$149,469	$382,289	$377,705

Revenue by client market sector:
Automotive	$8,614	$7,175	$73,134	$75,967	$81,748	$83,142
Financial & Insurance	67,522	64,066	9,010	12,438	76,532	76,504
Manufacturing	25,621	26,762	11,606	11,970	37,227	38,732
Energy / Oil & Gas	27,769	26,275	3,318	1,896	31,087	28,171
U.S. Government	20,704	18,528	6,742	6,910	27,446	25,438
U.K. Government	14,889	21,789	—	—	14,889	21,789
Information & Communication	11,027	12,785	6,953	7,948	17,980	20,733
Aerospace	21,619	16,003	2,408	4,774	24,027	20,777
Electronics Semiconductor	11,228	12,371	521	610	11,749	12,981
Life Sciences	9,743	5,912	7,143	7,171	16,886	13,083
Other	20,308	16,570	22,410	19,785	42,718	36,355
	$239,044	$228,236	$143,245	$149,469	$382,289	$377,705
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2018 were not materially impacted by any other factors.
Revenue recognized for the nine months ended September 30, 2018, that was included in the contract liability balance at the beginning of the year was $18.6 million, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

Contract Costs
Costs to fulfill contracts which do not meet the over time revenue recognition criteria are capitalized and recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized. Such costs are included in prepaid expenses and other current assets on the condensed consolidated balance sheet and totaled $1.6 million as of September 30, 2018. Recognition of such contract costs totaled $0.7 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, and is included in cost of revenue on the condensed consolidated statements of operations.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Substantially all of our sales commission arrangements have an amortization period of one year or less. As of September 30, 2018, we did not have any capitalized sales commissions.

(4)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 21% and 22% of our consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, accounts receivable from a single automotive customer totaled $13.2 million, or 10%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 20% of our consolidated revenue for both of the nine-month periods ended September 30, 2018 and 2017. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for both of the nine-month periods ended September 30, 2018 and 2017. As of September 30, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $26.4 million, or 16%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2018 or 2017 or consolidated accounts receivable balance as of September 30, 2018.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Non-dilutive instruments	108	—	85	17

Dilutive common stock equivalents	92	146	92	120

(6)	Acquisitions

TTi (Europe) Limited
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The preliminary purchase price allocation is subject to change and is expected to be finalized in the fourth quarter of 2018. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Europe business is included in the Business Transformation Services segment and the results of its operations have been included in the condensed consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

		Amortization
Purchase price allocation:		Period
Cash	$125
Accounts receivable and other current assets	3,651
Fixed assets	9
Customer-related intangible assets	600	5 years
Goodwill	1,944
Total assets	6,329

Accounts payable and accrued expenses	$3,130
Deferred revenue	126
Deferred tax liability	73
Total liabilities	3,329

Net assets acquired	$3,000

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the condensed consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$30,535
Fair value of contingent consideration	905
Total purchase price	$31,440
		Amortization
Purchase price allocation:		Period
Cash	$538
Accounts receivable and other current assets	3,072
Fixed assets	368
Customer-related intangible assets	10,365	8 years
Marketing-related intangible assets	239	3 years
Goodwill	21,657
Total assets	36,239

Accounts payable and accrued expenses	989
Deferred revenue	979
Deferred tax liability	2,831
Total liabilities	4,799

Net assets acquired	$31,440

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
The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

		Amortization
Purchase price allocation:		Period
Customer-related intangible assets	$1,367	4 years
Marketing-related intangible assets	106	2 years
Goodwill	8,527
Total assets	$10,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of September 30, 2018 Maximum contingent consideration due in
		2018	2019	2020	Total
IC Axon	$0 - $3,500	$—	$3,500	$—	$3,500
McKinney Rogers	$0 - $18,000	—	4,000	4,000	8,000
		$—	$7,500	$4,000	$11,500

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2017 to September 30, 2018 (dollars in thousands):

	Liability as of December 31,			Change in Fair Value of Contingent	Foreign Currency	Liability as of September 30,
Acquisition:	2017	Additions	Payments	Consideration	Translation	2018
IC Axon	$—	$905	$—	$45	$—	$950
Maverick	1,979	—	—	(1,979)	—	—
McKinney Rogers	1,501	—	—	(1,308)	—	193
Emantras	76	—	—	(76)	—	—
CLS	669	—	—	(654)	(15)	—
Total	$4,225	$905	$—	$(3,972)	$(15)	$1,143
As of September 30, 2018 and December 31, 2017, contingent consideration considered a current liability and included in accounts payable totaled $1.0 million and $2.7 million, respectively. As of September 30, 2018 and December 31, 2017 we also had accrued contingent consideration totaling $0.2 million and $1.5 million respectively, related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

(7)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2018 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2017	$105,764	$39,071	$144,835
Acquisitions	21,657	10,471	32,128
Foreign currency translation	(1,476)	(512)	(1,988)
Balance as of September 30, 2018	$125,945	$49,030	$174,975

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2018
Customer relationships	$22,558	$(7,717)	$14,841
Intellectual property and other	4,301	(1,679)	2,622
	$26,859	$(9,396)	$17,463

December 31, 2017
Customer relationships	$16,330	$(11,140)	$5,190
Intellectual property and other	4,298	(1,125)	3,173
	$20,628	$(12,265)	$8,363

(8)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Non-qualified stock options	$—	$1	$—	$6
Restricted stock units	196	891	1,173	2,569
Board of Directors stock grants	51	93	171	248
Total stock-based compensation expense	$247	$985	$1,344	$2,823

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2018, we had non-qualified stock options and restricted and performance stock units outstanding under these plans.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2018. As of September 30, 2018, our total long-term debt outstanding under the term loan was $37.0 million. In addition, there were $69.0 million of borrowings outstanding and $26.3 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2018, the weighted average interest rate on our borrowings was 3.8%.
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet. The derivative asset is classified within Level 2 of the fair value hierarchy in which fair value is measured using quoted prices in active markets for similar assets and liabilities.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

(10)	Income Taxes

Income tax expense was $4.2 million, or an effective income tax rate of 30.6%, for the nine months ended September 30, 2018 compared to $5.2 million, or an effective income tax rate of 28.3%, for the nine months ended September 30, 2017. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to a $0.4 million increase to the provisional estimate recorded in the fourth quarter of 2017 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. The increase is partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

The increase to the provisional estimate of the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings during the nine months ended September 30, 2018 is the result of further analysis of earnings and profits related to the calculation of the transition tax. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.

The Tax Act creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to GILTI should be recorded as a current-period expense when incurred, or factored into the company’s measurement of its deferred taxes. At September 30, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

 An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2018, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2015 through 2017 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

(11)	Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2018 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	9,451	—	—	9,451
Foreign currency translation adjustment	—	—	—	—	(3,662)	(3,662)
Change in fair value of interest rate cap, net of tax	—	—	—	—	252	252
Change in fair value of interest rate swap, net of tax	—	—	—	—	47	47
Repurchases of common stock	—	—	—	(7,956)	—	(7,956)
Stock-based compensation expense	—	1,344	—	—	—	1,344
Issuance of stock for employer contributions to retirement plan	—	(298)	—	2,455	—	2,157
Net issuances of stock pursuant to stock compensation plans and other	—	(1,002)	—	909	—	(93)
Balance at September 30, 2018	$172	$107,300	$115,654	$(15,710)	$(18,218)	$189,198

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2018 and 2017, we repurchased approximately 350,000 and 101,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $2.4 million, respectively. As of September 30, 2018, there was approximately $3.8 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

(12)	Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2017	$2,840	$—	$2,840
Additional restructuring charges	1,678	1,252	2,930
Payments	(2,791)	(360)	(3,151)
Liability as of September 30, 2018	$1,727	$892	$2,619

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

For the nine months ended September 30, 2018, we recorded an additional $2.9 million of restructuring charges which is included in restructuring charges on the condensed consolidated statements of operations. The total remaining liability under these restructuring activities was $2.6 million as of September 30, 2018, of which $2.0 million is included in accounts payable and accrued expenses and $0.6 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. These restructuring activities were substantially complete as of June 30, 2018.

(13)	Business Segments

As of September 30, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting during 2018 and conform to the current year's presentation.

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

September 30, 2018
(Unaudited)

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

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable the transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, restructuring charges, other expense, interest expense, gain on change in fair value of contingent consideration and income tax expense.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Workforce Excellence	$80,516	$77,022	$239,044	$228,236
Business Transformation Services	43,050	47,075	143,245	149,469
	$123,566	$124,097	$382,289	$377,705
Gross profit:
Workforce Excellence	$13,400	$11,892	$39,682	$39,324
Business Transformation Services	5,799	6,754	19,769	21,145
Total gross profit	19,199	18,646	59,451	60,469
General and administrative expenses	12,227	14,160	40,207	39,536
Sales and marketing expenses	1,297	393	3,128	1,249
Restructuring charges	—	—	2,930	—
Gain on change in fair value of contingent consideration, net	526	268	3,972	369
Operating income	6,201	4,361	17,158	20,053
Interest expense	1,095	511	1,631	1,483
Other (expense) income	(760)	74	(1,912)	(108)
Income before income tax expense	$4,346	$3,924	$13,615	$18,462

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

As of September 30, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation.

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

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable the transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

Acquisitions

TTi (Europe)
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The preliminary purchase price allocation is subject to change and is expected to be finalized in the fourth quarter of 2018. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Europe business is included in the Business Transformation Services segment and the results of its operations have been included in the condensed consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the condensed consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $2.2 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. No earnout was payable for the twelve-month period following the acquisition as the earnings target was not achieved. The acquired CLS business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement requires up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period ending June 30, 2018, plus a percentage of any earnings in excess of the specified earnings target. No contingent consideration was payable with respect to the twelve-month period following the acquisition as the earnings target was not achieved. The acquired Emantras business is included in the Workforce Excellence segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

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

Operating Highlights

Three Months ended September 30, 2018 Compared to the Three Months ended September 30, 2017

Our revenue decreased $0.5 million or 0.4% during the third quarter of 2018 compared to the third quarter of 2017. The net decrease is due to a $4.0 million decline in our Business Transformation Services segment offset by a $3.5 million increase in our Workforce Excellence segment. Foreign currency exchange rate changes resulted in a total $0.6 million decrease in U.S. dollar reported revenue during the third quarter of 2018. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, increased $1.8 million or 42.2% to $6.2 million for the third quarter of 2018 compared to $4.4 million for the third quarter of 2017. The net increase in operating income is primarily due to a$0.6 million increase in gross profit, a $1.9 million decrease in general and administrative expenses, and a $0.3 million increase in the gain on change in fair value of contingent consideration, partially offset by a $0.9 million increase in sales and marketing expenses.

For the three months ended September 30, 2018, we had income before income tax expense of $4.3 million compared to $3.9 million for the three months ended September 30, 2017. Net income was $3.2 million, or $0.20 per diluted share, for the three months ended September 30, 2018, compared to net income of $3.3 million, or $0.19 per diluted share, for the three months ended

September 30, 2017. Diluted weighted average shares outstanding were 16.6 million for the third quarter of 2018 compared to 16.9 million for the third quarter of 2017.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2018	2017
Workforce Excellence	$80,516	$77,022
Business Transformation Services	43,050	47,075
	$123,566	$124,097
Workforce Excellence revenue increased $3.5 million or 4.5% during the third quarter of 2018 compared to the third quarter of 2017. The revenue increase is due to the following:

•
a $4.7 million net increase in revenue in our Engineering & Technical Services practice primarily due to a $1.8 million increase in hurricane relief services, a $1.0 million increase in chemical demilitarization training services for a U.S. government client and a $1.9 million increase in alternative fuels projects; partially offset by

•	a $0.6 million net decrease in revenue in our Managed Learning Services practice primarily due to the following:

◦	a $2.5 million decrease in vocational skills training services provided to the UK government; and

◦	a $1.6 million net decrease in revenue in the U.S. for digital learning and training content development services; partially offset by

◦
an estimated $3.5 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months that wasn't in the prior year comparative period, consisting of $2.9 million of revenue from the IC Axon acquisition completed on May 1, 2018 and $0.6 million of revenue from the YouTrain acquisition completed on August 31, 2017 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition); and

•	a $0.6 million net decrease in revenue due to changes in foreign currency exchange rates.
Business Transformation Services revenue decreased $4.0 million or 8.6% during the third quarter of 2018 compared to the third quarter of 2017. The revenue decrease is due to the following:

•	a $2.8 million net decrease in our Sales Enablement practice primarily due to the following:

◦	a $2.5 million decline due to the completion of non-recurring vehicle launch events in 2017; and

◦	a $2.1 million decline in magazine publications due to a change in the timing of shipment in certain publications from third quarter of 2018 to the fourth quarter of 2018; partially offset by

◦	a $1.2 million increase in training services for automotive clients; and

◦
an estimated $0.6 million increase in revenue contributed by the TTi Europe acquisition completed on August 7, 2018 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition).

•	a $1.1 million net decrease in our Organizational Development practice primarily due to the following:

◦
a $3.1 million decline in platform adoption, strategic consulting and leadership development services (if we continue to experience declines in revenue and gross profit in the Organization Development practice, we could incur goodwill and other intangible asset impairment charges in the future); partially offset by

◦
an estimated $2.0 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months that wasn't in the prior year comparative period, consisting of $1.6 million of revenue from the Hula Partners acquisition completed on January 2, 2018 and $0.4 million from the CLS acquisition completed on August 31, 2017 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition); and

•	a $0.1 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2018		2017
		% Revenue		% Revenue
Workforce Excellence	$13,400	16.6%	$11,892	15.4%
Business Transformation Services	5,799	13.5%	6,754	14.3%
	$19,199	15.5%	$18,646	15.0%

Workforce Excellence gross profit of $13.4 million or 16.6% of revenue for the third quarter of 2018 increased by $1.5 million or 12.7% compared to gross profit of $11.9 million or 15.4% of revenue for the third quarter of 2017 primarily due to the following:

•
a $2.6 million increase in gross profit in our Engineering & Technical Services practice primarily due to a $2.6 million loss on a contract with a foreign oil and gas client during the third quarter of 2017 which did not recur in 2018; partially offset by

•
a $1.1 million net decrease in gross profit in our Managed Learning Services practice primarily due to a $1.5 million decline in vocational skill training services provided to the UK government as a result of the lower revenue noted above, offset by a gross profit increase in the rest of the practice during the third quarter of 2018.

Business Transformation Services gross profit of $5.8 million or 13.5% of revenue for the third quarter of 2018 decreased by $1.0 million or 14.1% compared to gross profit of $6.8 million or 14.3% of revenue for the third quarter 2017. The gross profit decrease is primarily due to the revenue declines noted above.

General and Administrative Expenses

General and administrative expenses decreased $1.9 million or 13.7% from $14.2 million in the third quarter of 2017 to $12.2 million in the third quarter of 2018. The decrease in general and administrative expenses is primarily due to a $1.7 million reduction in ERP implementation costs related to our new financial system which went live on October 1, 2018 (consisting of a $1.2 million decrease in third party costs and a net $0.5 million decrease in internal labor costs). The decrease in ERP costs is primarily due to the capitalization of $1.9 million of implementation costs during the third quarter of 2018. The $1.9 million consisted of $1.0 million of costs related to development of certain on-premise solutions associated with the new cloud-based ERP system and $0.9 million of implementation costs due to the adoption of ASU 2018-15 in the third quarter of 2018 which permits capitalization of certain eligible implementation costs related to cloud-based systems. See Note 2 to the condensed consolidated financial statements for further details. Other decreases in G&A expenses included a $0.6 million net decrease in other miscellaneous G&A expenses, including bad debt expense, which was partially offset by a $0.4 million increase in legal acquisition costs during the third quarter of 2018 compared to the third quarter of 2017.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.9 million or 230.0% from $0.4 million for the third quarter of 2017 to $1.3 million for the third quarter of 2018 primarily due to labor and benefits expense relating to the hiring of a Chief Sales Officer and other new business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Change in Fair Value of Contingent Consideration

We recognized a $0.5 million net gain on the change in fair value of contingent consideration related to acquisitions during the third quarter of 2018 compared to $0.3 million in the third quarter of 2017. The gain on change in fair value of contingent consideration during the third quarter of 2018 is primarily due to a $0.3 million reversal of the remaining liability for the Maverick acquisition and a $0.2 million reversal of the remaining liability for the CLS acquisition, due to the earnings targets not being achieved for both of these acquisitions. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense was $1.1 million for the third quarter of 2018 compared to $0.5 million for the third quarter of 2017. The increase in interest expense is primarily due to both an increase in interest rates and higher borrowings under the Credit Agreement.

Other (Expense) Income

Other expense increased $0.8 million during the third quarter of 2018 primarily due to a $0.5 million increase in foreign currency losses and a $0.3 million loss on the divestiture of a business unit during the third quarter of 2018. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $1.1 million for the third quarter of 2018 compared to $0.6 million for the third quarter of 2017. The effective income tax rate was 25.4% and 16.4% for the three months ended September 30, 2018 and 2017, respectively. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to certain discrete items that occurred in the third quarter of 2017. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2018 Compared to the Nine Months ended September 30, 2017

Our revenue increased $4.6 million or 1.2% during the nine months ended September 30, 2018 compared to nine months ended September 30, 2017. The net increase in revenue is due to a $10.8 million increase in our Workforce Excellence segment, partially offset by a $6.2 million decrease in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $5.7 million increase in U.S. dollar reported revenue during the nine months ended September 30, 2018. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $2.9 million or 14.4% to $17.2 million for the nine months ended September 30, 2018 compared to $20.1 million for the same period in 2017. The net decrease in operating income is primarily due to a $1.0 million net decrease in gross profit, a $0.7 million increase in general and administrative expenses, a $1.9 million increase in sales and marketing expenses and a $2.9 million increase in restructuring costs, partially offset by a $3.6 million increase in the gain on change in fair value of contingent consideration.

For the nine months ended September 30, 2018, we had income before income tax expense of $13.6 million compared to $18.5 million for the nine months ended September 30, 2017. Net income was $9.5 million, or $0.57 per diluted share, for the nine months ended September 30, 2018, compared to net income of $13.2 million, or $0.78 per diluted share, for the nine months ended September 30, 2017. Diluted weighted average shares outstanding were 16.6 million for the nine months ended September 30, 2018 compared to 16.9 million for the same period in 2017.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2018	2017
Workforce Excellence	$239,044	$228,236
Business Transformation Services	143,245	149,469
	$382,289	$377,705

Workforce Excellence revenue increased $10.8 million or 4.7% during the nine months ended September 30, 2018 compared to the same period in 2017. The revenue increase is due to the following:

•
a $6.4 million net increase in revenue in our Engineering & Technical Services practice primarily due to a $2.8 million increase in hurricane relief services, $2.0 million increase in alternative fuels projects and a net $1.6 million net increase in engineering and technical services, primarily due to an increase in chemical demilitarization training services for a U.S. government client; and

•	a $4.4 million net increase in revenue due to changes in foreign currency exchange rates.

•	Revenue in our Managed Learning Services practice was flat during the first nine months of 2018 compared to the same period in 2017 and consisted primarily of the following changes:

◦
an estimated $7.9 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months that wasn't in the prior year comparative period, consisting of $4.8 million of revenue from the IC Axon acquisition completed on May 1, 2018 and $2.4 million of revenue from the YouTrain acquisition completed on August 31, 2017, and $0.7 million from the Emantras acquisition completed on April

1, 2017 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition)

◦	a $1.1 million net increase in revenue in the U.S. for digital learning and training content development services; partially offset by

◦	a $9.0 million decrease in vocational skills training services provided to the UK government.
Business Transformation Services revenue decreased $6.2 million or 4.2% during the nine months ended September 30, 2018 compared to the same period in 2017. The net decrease in revenue is due to the following:

•	a $4.1 million net decrease in our Sales Enablement practice primarily due to the following:

◦	a $7.2 million decline due to the completion of non-recurring vehicle launch events in 2017; and

◦	a $2.2 million decline in magazine publications due to a change in the timing of shipment in certain publications from third quarter of 2018 to the fourth quarter of 2018; partially offset by

◦	a $4.7 million increase in training services for automotive clients; and

◦
an estimated $0.6 million increase in revenue contributed by the TTi Europe acquisition completed on August 7, 2018 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition).

•	a $3.5 million net decrease in our Organizational Development practice primarily due to the following:

◦
a $10.4 million decline in platform adoption, strategic consulting and leadership development services (if we continue to experience declines in revenue and gross profit in the Organization Development practice, we could incur goodwill and other intangible asset impairment charges in the future); partially offset by

◦
an estimated $6.9 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months that wasn't in the prior year comparative period, consisting of $4.8 million of revenue from the Hula Partners acquisition completed on January 2, 2018 and $1.5 million from the CLS acquisition completed on August 31, 2017 ad $0.6 million from the McKinney Rogers acquisition completed on February 1, 2017 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition).

•	These decreases in revenue were offset by a $1.4 million net increase in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2018		2017
		% Revenue		% Revenue
Workforce Excellence	$39,682	16.6%	$39,324	17.2%
Business Transformation Services	19,769	13.8%	21,145	14.1%
	$59,451	15.6%	$60,469	16.0%

Workforce Excellence gross profit of $39.7 million or 16.6% of revenue for the nine months ended September 30, 2018 increased by $0.4 million or 0.9% when compared to gross profit of $39.3 million or 17.2% of revenue for the same period in 2017 primarily due to the following:

•
a $2.9 million increase in gross profit in our Engineering & Technical Services practice primarily due to a $2.6 million loss on a contract with a foreign oil and gas client during the third quarter of 2017 which did not recur in 2018; and

•	a $0.8 million net increase in revenue due to changes in foreign currency exchange rates; offset by

•
a $3.3 million net decrease in gross profit in our Managed Learning Services practice (consisting primarily of a $5.4 million decline in gross profit on vocational skill training services provided to the UK government as a result of the lower revenue noted above, partially offset by a net $2.1 million increase in the other business units within this practice due to cost cutting initiatives).

Business Transformation Services gross profit of $19.8 million or 13.8% of revenue for the nine months ended September 30, 2018 decreased by $1.4 million or 6.5% when compared to gross profit of $21.1 million or 14.1% of revenue for the same period in 2017. The gross profit decrease is primarily due to the revenue declines noted above.

General and Administrative Expenses

General and administrative expenses increased $0.7 million or 1.7% from $39.5 million for the nine months ended September 30, 2017 to $40.2 million for the same period in 2018. The increase in general and administrative expenses is primarily due to the following:

•	a $0.8 million increase in legal expenses relating to acquisitions;

•	a $0.4 million increase due to increases in foreign currency exchange rates compared to the prior year;

•	a $0.4 million increase in amortization expense.

These increases were offset by a $0.5 million decrease in G&A expense due to a reduction in ERP implementation costs related to our new financial system which went live on October 1, 2018 (consisting of $0.3 million decrease in third party costs and a net $0.2 million decrease in internal labor costs). In addition, there was a $0.4 million net decrease in other miscellaneous G&A expenses, including bad debt expense.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million or 150.4% from $1.2 million for the nine months ended September 30, 2017 to $3.1 million for the same period in 2018. The increase in sales and marketing expenses is primarily due to labor and benefits expense relating to the hiring of a Chief Sales Officer and other new business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth and we recorded restructuring charges, consisting primarily of severance expense, of $3.3 million for the year ended December 31, 2017. For the nine months ended September 30, 2018, we incurred an additional $2.9 million of restructuring charges which consisted of $1.3 million of facility related charges and $1.6 million of severance expense. The total remaining liability under these restructuring activities was $2.6 million as of September 30, 2018, of which $2.0 million is included in accounts payable and accrued expenses and $0.6 million is included in other noncurrent liabilities on the condensed consolidated balance sheet. These restructuring activities were substantially complete as of June 30, 2018.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $4.0 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the gain is primarily due to a $2.0 million gain related to the earnout for the Maverick acquisition, a $1.3 million gain related to the earnout for the McKinney Rogers acquisition and a $0.7 million gain related to the earnout for the CLS acquisition due to a decrease in projected earnings for these acquired businesses compared to our prior forecasts, resulting in a lower fair value of the liabilities as of September 30, 2018. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense increased $0.1 million from $1.5 million for the nine months ended September 30, 2017 to $1.6 million for the same period in 2018. The net increase is due to a $1.2 million increase in interest expense due to both an increase in interest rates and higher borrowings under the Credit Agreement, which was offset by a $1.1 million reversal of an interest accrual related to contingent interest associated with unremitted value-added tax (VAT) related to undercharged VAT from prior year client billings which was favorably settled during the second quarter of 2018.

Other (Expense) Income

Other expense was $1.9 million for the nine months ended September 30, 2018 compared to $0.1 million for the same period in 2017. The increase in other expense consisted primarily of a $1.8 million increase in foreign currency losses and a $0.3 million loss on the divestiture of a business unit during the third quarter of 2018. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries. The increase in other expense was offset by a $0.2 million increase in income from a joint venture during the nine months ended September 30, 2018 compared to the corresponding period in 2017.

Income Tax Expense

Income tax expense was $4.2 million for the nine months ended September 30, 2018 compared to $5.2 million for the same period in 2017. The decrease in income tax expense is due to a decline in income before income taxes during the nine months ended September 30, 2018 compared to the same period in 2017. The effective income tax rate was 30.6% and 28.3% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the effective income tax rate in 2018 compared to 2017 is primarily due to a $0.4 million increase to the provisional estimate recorded in the fourth quarter of 2017 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. The increase is partially offset by a decrease in the U.S. statutory tax rate from 35% to 21% and other discrete items. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.
The increase to the provisional estimate of the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings during 2018 is the result of further analysis of earnings and profits related to the calculation of the transition tax. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.

Liquidity and Capital Resources

Working Capital

Our working capital was $17.3 million at September 30, 2018 compared to $49.8 million at December 31, 2017. As of September 30, 2018 we had $69.0 million of short-term borrowings and $37.0 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($26.3 million of available borrowings as of September 30, 2018) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $10.3 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2018 and 2017, we repurchased approximately 350,000 and 101,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $2.4 million, respectively. As of September 30, 2018, there was approximately $3.8 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of September 30, 2018 Maximum contingent consideration due in
		2018	2019	2020	Total
IC Axon	$0 - $3,500	$—	$3,500	$—	$3,500
McKinney Rogers	$0 - $18,000	—	4,000	4,000	8,000
		$—	$7,500	$4,000	$11,500

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 21% and 22% of our consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, accounts receivable from a single automotive customer totaled $13.2 million, or 10%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 20% of our consolidated revenue for both of the nine months ended September 30, 2018 and 2017. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for both of the nine-month periods ended September 30, 2018 and 2017. As of September 30, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $26.4 million, or 16%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2018 or 2017 or consolidated accounts receivable balance as of September 30, 2018.

Cash Flows

Nine Months ended September 30, 2018 Compared to the Nine Months ended September 30, 2017

Our cash and cash equivalents balance decreased $13.3 million from $23.6 million as of December 31, 2017 to $10.3 million as of September 30, 2018. The decrease in cash and cash equivalents during the nine months ended September 30, 2018 resulted from cash provided by operating activities of $3.5 million, cash used in investing activities of $48.4 million, cash provided by financing activities of $32.5 million and a negative effect of exchange rate changes on cash of $1.0 million.

Cash provided by operating activities was $3.5 million for the nine months ended September 30, 2018 compared to $21.2 million for the same period in 2017. The decrease in cash from operations is primarily due to a decrease in net income and a net decrease in working capital balances during the nine months ended September 30, 2018 compared to the same period in 2017.

Cash used in investing activities was $48.4 million for the nine months ended September 30, 2018 compared to $14.4 million for the same period in 2017. The increase in cash used in investing activities is primarily due to a $31.8 million increase in cash paid to complete acquisitions and a $2.2 million increase in other investing activities primarily for capitalized software development costs. As of September 30, 2018, we had capitalized ERP implementation costs of $3.3 million, which consists of $2.4 million of costs related to development of certain on-premise solutions associated with the new cloud-based ERP system and $0.9 million of implementation costs due to the adoption of ASU 2018-15 in the third quarter of 2018 which permits capitalization of certain eligible implementation costs related to cloud-based systems. The $2.4 million of capitalized costs related to on-premise solutions is included in cash used in investing activities and the $0.9 million of capitalized costs related to the cloud ERP implementation is included as a cash use in the cash flow from operating activities section of the statement of cash flows in accordance with guidance in ASU 2018-15.

Cash provided by financing activities was $32.5 million for the nine months ended September 30, 2018 compared to cash used of $6.4 million for the same period in 2017. The increase in cash in financing activities is primarily due to an increase in borrowings under our credit agreement to fund acquisitions, partially offset by a $6.1 million increase in cash used for share repurchases.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 3.0 to 1.0. As of September 30, 2018, our fixed coverage charge ratio was 1.6 to 1.0 and our leverage ratio was 2.7 to 1.0, all of which were in compliance with the Credit Agreement.

As of September 30, 2018, our total long-term debt outstanding under the term loan was $37.0 million. In addition, there were $69.0 million of borrowings outstanding and $26.3 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2018, the weighted average interest rate on our borrowings was 3.8%.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

Off-Balance Sheet Commitments

As of September 30, 2018, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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
In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. We have designated the interest rate swap, which expires on April 1, 2020, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate swap was $0.2 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which caps the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement matures on December 31, 2021. We have designated the interest rate cap as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset associated with the interest rate cap was $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets on the condensed consolidated balance sheet.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Effective October 1, 2018, we went live on a new Enterprise Resource Planning (ERP) system. The implementation of this new financial system will result in changes in our internal control over financial reporting which will be disclosed in more detail in our Form 10-K for the year ending December 31, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2018:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2018	—		$—	—	$4,454,000
August 1 - 31, 2018	26,675	(2)	$17.64	25,897	$3,995,000
September 1 - 30, 2018	11,310		$17.96	11,310	$3,792,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the third quarter of 2018.

Item 6.	Exhibits

10.1	Short Term Incentive Plan adopted on August 8, 2018.*

31.1
Certification of Chief Executive Officer of the Company dated November 6, 2018 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated November 6, 2018 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 6, 2018 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 6, 2018	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

November 6, 2018	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer