Form 10-K
period 2018-12-31
GP STRATEGIES CORP
filed 2019-04-01
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2018 was approximately $216,560,000.
The number of shares outstanding of the registrant’s Common Stock as of March 15, 2019:

Class	Outstanding
Common Stock, par value $.01 per share	16,691,597 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

Over the last several years, we have focused on building our custom performance improvement and learning business through internal growth and the acquisition of complementary businesses. Since 2006, we have completed over 30 acquisitions to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach.  As a result, we’ve added product sales training and leadership training, and strengthened our digital learning and content development expertise, while also expanding further internationally. Our acquisitions have also expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We also invested in global expansion through the establishment of over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We believe our expanded infrastructure and the ability to deliver globally will allow us to better support our existing client base as well as win new business for our comprehensive service offerings.

Operating Segments

For the year ended December 31, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation.

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

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, process and people’s performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•
Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate the customer salesforces as well as the service technicians' with respect to new product features and designs, in effect rapidly increasing the salesforce and technicians knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including  custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

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

•
Digital Learning Solutions. As organizations become increasingly global and matrixed, single-source training solutions and learning interventions don't always fit every audience and business need. Learning and Development (L&D) teams must consider blended solutions that include a range of modalities and methodologies. In an increasingly digital world with evolving online learning and social platforms, bots, artificial intelligence, and more, we have expertise to help organizations vet and select the right platforms to purchase, understand the best way to implement them and help teams adapt learning strategies and approaches to business problems and training requests in order to remain relevant and respond to disruption.

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

•
Specialized Training Areas. Our professionals possess diverse skills in multiple industries that enable us to address specialized training needs, including technical training, machine and equipment maintenance training, product sales training and incentive programs, leadership development training, regulatory training, environmental training and homeland security training.

Consulting. Our consulting services include training-related consulting services as well as strategic business transformation and specialized consulting, including the areas of:

•
Business Transformation Consulting. We partner with organizations to bridge the gap between strategy development and execution by aligning their people, processes and technologies to business outcomes.

•
Learning & Development Transformation Consulting. We work with organizations on their learning and development transformation encompassing strategy development, governance, and execution that align with their key performance objectives and business goals.

•
Organization & Leadership Development. We recognize that true success occurs when all parts of the organization are aligned and prepared to tackle challenges in a unified manner.We work with organizations to design leadership development programs to serve the strategic and culture shifts their businesses need from their leaders.

•	Change Management. We offer change-management strategies to help our customer's employees accept, adopt and perform in new ways and be open to change.

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

•
Customer Loyalty. Our Sales Enablement practice provides consultation on customer loyalty programs and supports those services with brand loyalty publications, incentive programs and customer-focused sales training. We develop personalized publications for automotive clients which establish a link between the manufacturer/dealer and each customer.

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

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of our training solutions and have received numerous awards. In 2018, for the fifteenth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing, and for the eleventh consecutive year selected us as one of the Top Sales Training Companies. During 2018, Training Industry, Inc. also selected us as a Top 20 Learning Portal Company, Top 20 Leadership Training Company, Top 20 IT Training Company, Top 20 Gamification, Top 20 Assessment & Evaluation Company, Top 20 Content Development Company and a Top 20 Health & Safety Training Company. We also won other industry awards including twelve Brandon Hall Excellence in Learning Awards and four Chief Learning Officer Magazine awards, including one for Excellence Business Impact and Excellence in Business Partnership.

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

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts.
The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2018:

Fixed fee per transaction	47%
Fixed price	19
Time-and-materials, including fixed rate	29
Cost-reimbursable	5
Total revenue	100%

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

International

We conduct our business globally and outside the United States primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 33% and 31% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively (see Note 13 to the accompanying Consolidated Financial Statements).

Customers

During 2018, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Fiat North America LLC; financial services companies such as HSBC, Bank of America, SunTrust Banks and PNC Bank; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Department of Health and Human Services and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Entergy and National Grid; pharmaceutical companies, such as Bristol-Myers Squibb, Merck & Co. and Pfizer; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., General Electric and United Technologies Corporation. During the year ended December 31, 2018, we provided services to 145 customers in the Fortune 500 and 123 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and the financial & insurance sector. Revenue from the automotive industry accounted for approximately 23%, 22% and 22% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 accounts receivable from a single automotive customer totaled $19.9 million, or 18% of our consolidated accounts receivable balance. Revenue from the financial & insurance industry accounted for approximately 19%, 20% and 21% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 13% and 14% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $21.2 million, or 11%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue in 2018 or consolidated accounts receivable balance as of December 31, 2018.

We believe the nature of our business, which includes established relationships with our clients, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 90% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $318.0 million as of December 31, 2018, most of which we anticipate will be recognized as revenue during 2019. In addition, we received $9.5 million of additional funding subsequent to December 31, 2018 for executed contracts which were pending at year-end and not included in the reported backlog as of December 31, 2018. We anticipate that most of our backlog as of December 31, 2018 will be recognized as revenue during 2019.

Employees

Our principal resource is our personnel. As of December 31, 2018, we had 4,689 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2018 Training Industry Report, U.S. training expenditures totaled approximately $90 billion in 2018, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Sales & Marketing

In 2018, sales, marketing and proposal resources were centralized to better position ourselves to achieve the growth goals of the organization. We operate as an integrated, customer-centric team to ensure our go-to-customer strategy directly supports the business strategy.  We use our online digital presence, attendance at trade shows, presentations at industry and trade association conferences, press releases, industry award submissions, webinars and workshops given by our personnel to serve important marketing functions. We also carry out selective print and digital advertising and conduct targeted marketing campaigns to current and prospective clients. In addition, we use our social media channels, such as LinkedIn, Facebook, Twitter, YouTube, SlideShare and a Company blog on our website, as a means of sharing thought leadership content, disclosing information about the Company, our services and other topics important to our clients.  By staying ahead of the market trends and engaging with clients, we are able to identify possible opportunities to expand the services we are providing them as well as extend the current services we are providing. In other cases, clients ask us to bid competitively. In both cases, we submit proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $318.0 million and $268.6 million as of December 31, 2018 and 2017, respectively. In addition, we received $9.5 million of additional funding subsequent to December 31, 2018 for executed contracts which were pending at year-end and not included in the reported backlog as of December 31, 2018. We anticipate that most of our backlog as of December 31, 2018 will be recognized as revenue during 2019. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

During the years ended December 31, 2018, 2017 and 2016, revenue from our customers in the financial services & insurance sector accounted for approximately 19%, 20% and 21%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 13% and 14% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, billed and unbilled accounts receivable from this customer totaled $21.2 million, or 11%, of our consolidated accounts receivable and unbilled revenue balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2018, 2017 and 2016, revenue from our customers in the automotive industry accounted for approximately 23%, 22% and 22%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, accounts receivable from a single automotive customer totaled $19.9 million, or 18% of our consolidated accounts receivable balance. Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

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

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement, as originally written and as amended and restated in 2017, established a contractual framework pursuant to which we and certain of our wholly owned subsidiaries entered into local services agreements with certain members of HSBC’s group of companies in respect of countries in which the learning services have been provided by us. The initial term of the Global Master Agreement was three years. In January 2016, we announced that HSBC exercised its option to extend the Global Master Agreement for two additional years, which extended the contract to July 2018. Effective February 23, 2018, the Global Master Agreement was extended to July 2019. On November 6, 2018, we entered into an amended and restated Global Master Agreement with HSBC. The initial term of the Global Master Agreement, as amended and restated, is approximately three years, two months. HSBC has the right to extend the Global Master Agreement for one additional two-year term. The Global Master Agreement fixes the billing rates to be charged for most services to be provided by us for the initial term (years one to three) and the first year of the option term (year four). During the second year of the option term (year five), any increases in billing rates are restricted by reference to the level of indexation set out in the relevant local services agreement.

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

Our acquisitions in recent years have not involved the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. As of December 31, 2018, we had goodwill of $176.1 million and other intangible assets of $20.9 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows, change in market conditions, or a material decline in our stock price, among other things, may indicate potential impairment of recorded goodwill.

We tested our goodwill at the reporting unit level as of October 1, 2018 and 2017 and there was no indication of impairment. Each of our reporting units had a significant excess fair value over its respective carrying value, with the exception of the Organizational Development reporting unit which had a fair value that exceeded its carrying value by 8% as of the October 1, 2018 testing date. The Organizational Development reporting unit has a significant amount of goodwill attributable to previously completed acquisitions and has recently experienced a decline in revenue and gross profit. If it continues to experience declines, fails to meet its financial projections, or if other adverse market conditions occur which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment.

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

We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results.  Factors that may affect quarterly operating results in the future include:

•	the overall level of services and products sold;

•	the volume of publications shipped by our Sales Enablement segment each quarter, because revenue and cost of publications contracts are recognized in the quarter during which the publications ship;

•	fluctuations in project profitability;

•	the gain or loss of material clients;

•	the timing, structure and magnitude of acquisitions;

•	participant training volume and general levels of outsourcing demand from clients in the industries that we serve;

•	the budget and purchasing cycles of our clients, especially of the governments and government agencies that we serve;

•	the commencement or completion of client engagements or services and products in a particular quarter;

•	currency fluctuations; and

•	the general level of economic activity.

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

As of December 31, 2018, Sagard beneficially owned 3,639,367 shares or 21.9% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Our leverage could adversely affect our financial condition or operating flexibility if we fail to comply with certain covenants under the Credit Agreement.

Our Credit Agreement contains operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur or assume certain liens;

•	make certain restricted payments, investments and loans;

•	create, incur or assume additional indebtedness or guarantees;

•	create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries;

•	engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with affiliates;

•	modify the terms of certain indebtedness;

•	prepay, redeem or purchase certain indebtedness; and

•	make material changes to accounting and reporting practices.

In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated leverage ratio (the ratio of funded debt to Consolidated EBITDA, as defined in the Credit Agreement). Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. If we violate any applicable covenants and are unable to obtain waivers, our agreements governing our indebtedness or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, financial results or financial condition could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

As a U.S. Government contractor, we must comply with laws and regulations relating to U.S. Government contracts and are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject.  We are subject to audit and investigation by the Defense Contract Audit Agency ("DCAA") and other government agencies with respect to our compliance with federal laws, regulations and standards.  These audits may occur several years after the period to which the audit relates.  The DCAA, in particular, also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems.  Any payments received by us from the U.S. Government for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts, which could result in a material adjustment of the payments received by us under such contracts.  In addition, any costs found to be improperly allocated to a specific contract will not be reimbursed.  If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or debarment from doing business with U.S. Government agencies.  For example, many of the contracts we perform for the U.S. Government are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits.  If the Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended for a period of time from winning new government contracts or renewals of existing contracts, which could materially and adversely affect our future operating performance.

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

We obtain many of our significant contracts through a competitive bidding process. Competitive bidding presents a number of risks, including, without limitation:

•	the need to compete against companies or teams of companies that may have more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

•	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing;

•	the need to compete to retain existing contracts that have in the past been awarded to us;

•	the expense and delay that may arise if our competitors protest or challenge new contract awards;

•	the need to submit proposals for scopes of work in advance of the completion of their design, which may result in unforeseen cost overruns;

•	the substantial cost and managerial time and effort, including design, development and marketing activities necessary to prepare bids and proposals for contracts that we may not win;

•	the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;

•	the need to locate and contract with teaming partners and subcontractors; and

•	the need to accurately estimate the resources and costs that will be required to perform over the term of the contract and any extension periods for any fixed price or fixed rate contract that we win.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $318.0 million, $268.6 million and $284.6 million as of December 31, 2018, 2017 and 2016, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel.  The loss of one or more of our key personnel and a failure to attract, develop or promote suitable replacements for them could materially and adversely affect our business, results of operation or financial condition. Since 2017, we have had significant changes in our executive management team. In 2017, our President indicated an intention to leave in 2019 and in November 2017 we promoted one of our senior vice presidents to be our new President. We also removed two Executive Vice

Presidents who each had led one of our business segments, hired a new Chief Sales Officer, replaced our Chief Financial Officer and reorganized our business from four into two segments effective January 1, 2018.

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

We identified material weaknesses in our internal control over financial reporting related to our implementation of a new global enterprise resource planning system (ERP) on October 1, 2018, and subsequent post-implementation processing. Until remediated, there is the possibility that a material misstatement in our consolidated financial statements may not be prevented or detected on a timely basis, which could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2018, management identified material weaknesses in internal control related to ineffective controls over the implementation of the ERP system in the areas of overall program development, user access and program change-management. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses prior to the end of 2019. These measures could result in additional expenses. If we are unable to remediate the material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affecting investor confidence in our financial statements and adversely impact our stock price.

A breach of our security measures (or security measures of third-parties we have engaged) could harm our business, results of operations and financial condition.

Our databases contain our confidential data and confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as the European Union General Data Protection Regulation and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. We have implemented security measures, both directly and with third-party subcontractors and service providers, with the intent of maintaining the security of any confidential information which has been entrusted to us against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. A party, including one of our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations.  Many of our contracts require us to comply with specific data security requirements.  If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients or other parties or subject to legal actions for breaching these data security requirements or other contractual confidentiality provisions.  These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients.  We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 33%, 31% and 31% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We conduct our business globally. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. We may encounter challenges adapting to cultural differences compared to the U.S. International sales and operations might be subject to a variety of risks, including:

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
The United Kingdom’s withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.
In June 2016, United Kingdom (“UK”) voters approved an advisory referendum for the UK to exit the EU. The timing of the proposed exit was originally expected to occur March 29, 2019, with a transition period running through December 2020.  As of this filing, no withdrawal plan has been agreed and substantial uncertainty remains regarding the process of withdrawal and the effects of such withdrawal.
The UK withdrawal from the EU could create new challenges in our operations, such as instability in global financial and foreign exchange markets. This instability could include volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations. In addition, the absence of trade agreements between the UK and other EU countries may adversely affect the operation of our cross-border engagements between certain of these countries.  At this time, we cannot predict the impact that the UK’s actual exit from the EU will have on our business generally and our UK and European operations more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.

Approximately 33% of our revenue for the year ended December 31, 2018 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 18% of our revenue for the year ended December 31, 2018.  As a result, changes in the exchange rates of foreign currencies to the U.S. dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange gains or losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 551,000 square feet of primarily office and related space at various locations throughout the United States and Europe and other countries in which we have operations. We occupy approximately 45,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025. We also lease offices to support our operations in 28 other cities across the U.S., including Troy, Michigan, Escondido, California and Indianapolis, Indiana, and we lease office space to support our international locations in Canada, the United Kingdom, Finland, France, Germany, the Netherlands, Denmark, Poland, Switzerland, Sweden, South Africa, the United Arab Emirates, Egypt, Turkey, Australia, mainland China, Hong Kong, India, Japan, Malaysia, Singapore, South Korea, Taiwan, Thailand, the Philippines, Argentina, Brazil, Chile, Colombia, and Mexico.

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

	2018
Quarter	High	Low
First	$26.80	$20.30
Second	23.00	17.50
Third	19.55	16.40
Fourth	18.39	11.77

	2017
Quarter	High	Low
First	$29.65	$22.70
Second	28.35	23.00
Third	31.05	25.95
Fourth	31.25	22.30
The number of shareholders of record of our common stock as of March 15, 2019 was 637. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2013 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

         *$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
         Fiscal year ending December 31.

Company / Index	Year ended December 31,
Name	2013	2014	2015	2016	2017	2018
GP Strategies Corp.	$100.00	$113.90	$84.29	$96.01	$77.88	$42.33
NYSE Market Index	100.00	106.75	102.38	114.61	136.07	123.89
Peer Group Index	100.00	98.85	95.85	126.15	204.15	182.24

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2018:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
October 1 - 31, 2018	—	$—	—	$3,792,000
November 1 - 30, 2018	9,838(2)	$14.76	—	$3,792,000
December 1 - 31, 2018	16,304(2)	$12.47	3,050	$3,755,000

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

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and our consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2015 and 2014 and our consolidated balance sheet data as of December 31, 2016, 2015, and 2014 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Revenue	$515,160	$509,208	$490,559	$490,280	$501,867
Gross profit	77,743	82,027	80,157	81,992	89,575
Interest expense	2,945	3,132	1,568	1,381	833
Income before income taxes	14,763	19,689	30,034	29,623	42,823
Net income	9,836	12,891	20,247	18,789	27,098
Diluted earnings per share	0.59	0.76	1.21	1.09	1.43

	December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Cash	$13,417	$23,612	$16,346	$21,030	$14,541
Short-term borrowings	—	37,696	17,694	34,084	20,799
Working capital	103,944	49,785	59,859	40,322	43,537
Total assets	434,738	365,007	315,601	302,969	305,452
Long-term debt, including current maturities	116,500	28,000	40,000	24,444	37,777
Stockholders’ equity	186,569	188,054	167,496	158,344	151,725

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018 which are located in Item 8 of this report.

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

For the year ended December 31, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation.

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

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our learning services offerings and capabilities. We believe the demand for learning and development services will continue to increase. In a knowledge based economy, this demand is driven by ever increasing technology, processes, products, and attrition of personnel. The rate and effectiveness of the transfer of knowledge to the workforce of our clients, their partners, and even their customers can positively impact their performance. We plan to meet this demand by continuously expanding our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions. Our acquisitions in recent years have added product sales training and platform adoption capabilities to our services offerings, strengthened our digital learning and custom training content development services in both the commercial and government sectors, and expanded our geographical reach. We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, engineering and technical services. We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

Develop and maintain strong customer relationships. We plan to preserve and grow our business by cross-selling our services and capabilities across and within our existing client base. We have a successful track record of increasing the share of wallet for a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures. We believe that as our clients benefit from the efficient, cost-effective and flexible training solutions and services that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers. We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures.

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

Complete strategic acquisitions. We will continue to evaluate compelling, strategic acquisition targets and will acquire businesses that can further enhance our learning services offerings and delivery capabilities. We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations. Since 2006, we have acquired over 30 businesses which have expanded our digital learning capabilities and added complementary services such as product sales training and leadership development. Over half of these businesses are located outside of the United States and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions. We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

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

In connection with the reorganization, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. During the fourth quarter of 2017, we incurred restructuring charges of $3.3 million consisting primarily of severance costs and during the year ended December 31, 2018, we incurred restructuring charges of $2.9 million, consisting primarily of facility consolidation costs and severance expense. These restructuring activities were substantially complete as of June 30, 2018.

Acquisitions

Below is a summary of the acquisitions we completed during 2018 , 2017 and 2016. See Note 3 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2018 Acquisitions

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. ("TTi Global") and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid upon closing on November 30, 2018. The purchase price is subject to reduction based on a minimum working capital requirement, as defined in the Share Purchase Agreement, which is expected to be settled during the second quarter of 2019. The acquired TTi Global business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

TTi Europe
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The acquired TTi Europe business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement required up to an additional $2.2 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. No contingent consideration was paid as the earnings targets were not achieved. The acquired CLS business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired CLS business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement required up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. No contingent consideration was paid as the earnings target was not achieved. The acquired Emantras business is included in the Workforce Excellence segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The India-based operations of the acquired Emantras business is included in our India subsidiary and its functional currency is the Indian Rupee.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition expands our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement required up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. No contingent consideration was paid with respect to the first twelve-month period following the acquisition as the earnings targets for that period were not achieved. The acquired McKinney Rogers business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

2016 Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.5 million in cash. In addition, we paid an additional $0.2 million of deferred consideration in the fourth quarter of 2016. The acquired Jencal Training business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement required up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $4.1 million of contingent consideration during the fourth quarter of 2017 in respect of the first twelve-month period ended September 30, 2017. No contingent consideration was payable in respect of the second twelve-month period ended September 30, 2018 as the earnings target was not achieved. The acquired Maverick Solutions business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2018, 2017 and 2016, we repurchased approximately 354,000, 182,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million, $4.3 million and $8.0 million, respectively. As of December 31, 2018, there was approximately $3.8 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2018 compared to the year ended December 31, 2017
During the year ended December 31, 2018, our revenue increased $6.0 million, or 1.2%, to $515.2 million compared to $509.2 million for the year ended December 31, 2017. The revenue increase was comprised of a $8.6 million increase in our Workforce Excellence segment offset by a $2.6 million decrease in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $4.5 million increase in U.S. dollar reported revenue during 2018. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $3.3 million or 14.4% during the year ended December 31, 2018. The net decrease in operating income was primarily due to a $4.3 million decrease in gross profit and a $3.1 million increase in sales and marketing expense, offset by a $0.9 million decrease in general and administrative expenses, a $0.4 million decrease in restructuring charges and a $2.8 million increase in the gain on change in fair value of contingent consideration.

For the year ended December 31, 2018, we had income before income taxes of $14.8 million compared to $19.7 million for the year ended December 31, 2017. Net income was $9.8 million, or $0.59 per diluted share, for the year ended December 31, 2018 compared to $12.9 million, or $0.76 per diluted share, for 2017. Diluted weighted average shares outstanding were 16.7 million for the year ended December 31, 2018 compared to 16.9 million for the year ended December 31, 2017.

Revenue

	Years ended December 31,
	2018	2017
	(Dollars in thousands)
Workforce Excellence	$316,814	$308,259
Business Transformation Services	198,346	200,949
	$515,160	$509,208

Workforce Excellence revenue increased $8.6 million or 2.8% during the year ended December 31, 2018 compared to 2017. The increase in revenue is comprised of the following:

•	a $8.4 million net increase in revenue in our Engineering & Technical Services practice primarily due to the following:

◦	a $4.3 million increase in hurricane relief services;

◦	a $3.3 million increase in alternative fuels projects;

◦	a $2.2 million net increase in engineering and technical services, primarily due to an increase in chemical demilitarization training services for a U.S. government client; partially offset by a

◦	$1.4 million decrease due to contract termination with a foreign oil and gas client in 2017;

•	a $3.3 million net increase in revenue due to changes in foreign currency exchange rates; partially offset by

•	a $3.1 million net decrease in revenue in our Managed Learning Services practice due to the following:

◦
an $11.0 million decrease in vocational skills training services in the UK due to changes in funding by the UK government which resulted in a significant decline in the volume of learners in the apprenticeship programs as compared to the prior year;

◦
a $4.2 million net decrease in revenue on a contract with a manufacturing client due to travel and other pass through costs being paid directly by the client beginning in 2018, whereas they were previously managed by us and recognized as revenue and cost;  partially offset by

◦
a $10.8 million increase in revenue contributed by the acquisitions completed in this segment during the last twelve months for which revenue was not in the prior year comparative period, consisting of $7.7 million of revenue from the IC Axon acquisition completed on May 1, 2018, $2.4 million of revenue from the YouTrain acquisition completed on August 31, 2017, and $0.7 million from the Emantras acquisition completed on April 1, 2017 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition); and

◦	a $1.3 million net increase in the Managed Learning Services practice excluding the above changes.
Business Transformation Services revenue decreased $2.6 million or 1.3% during the year ended December 31, 2018 compared to 2017. The net decrease in revenue is comprised of the following:

•	a $6.3 million net decrease in our Organizational Development practice primarily due to the following:

◦	a $14.9 million decline in platform adoption, strategic consulting and leadership development services; partially offset by

◦
an $8.6 million increase in revenue contributed by the acquisitions completed in this segment within the last twelve months for which revenue was not in the prior year comparative period, consisting of $6.5 million of revenue from the Hula Partners acquisition completed on January 2, 2018, $1.5 million from the CLS acquisition completed on August 31, 2017, and $0.6 million from the McKinney Rogers acquisition completed on February 1, 2017 (since the acquisitions are integrated into our operations, the estimated revenue contribution is based on a pro forma trailing twelve month revenue run rate at the time of acquisition).

•	a $2.5 million net increase in our Sales Enablement practice primarily due to the following:

◦
$6.3 million of revenue contributed by the acquisition of TTi Global, including $1.5 million of revenue from the acquisition of TTi Europe on August 7, 2018 and $4.8 million of revenue from the acquisition of TTi Global on November 30, 2018;

◦	a $5.5 million increase in training services for automotive clients;

◦	a $0.7 million increase in magazine publications revenue due to an increase in the volume of publications sold during 2018 compared to 2017; partially offset by

◦	a $10.0 million decline due to the completion of non-recurring vehicle launch events in 2017.

•	a $1.2 million net increase in revenue due to changes in foreign currency exchange rates.
The Organizational Development reporting unit has a significant amount of goodwill attributable to previously completed acquisitions and has recently experienced a decline in revenue and gross profit. If it continues to experience declines, fails to meet its financial projections, or if other adverse market conditions occur which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future.

Gross profit

	Years ended December 31,
	2018		2017
		% Revenue		% Revenue
	(Dollars in thousands)
Workforce Excellence	$50,875	16.1%	$52,958	17.2%
Business Transformation Services	26,868	13.5%	29,069	14.5%
	$77,743	15.1%	$82,027	16.1%

Workforce Excellence gross profit of $50.9 million, or 16.1%, of revenue for the year ended December 31, 2018 decreased by $2.1 million, or 3.9%, compared to gross profit of $53.0 million or 17.2% of revenue for the year ended December 31, 2017. The net decrease in gross profit is primarily due to the following:

•
a $4.1 million net decrease in gross profit in our Managed Learning Services practice (consisting primarily of a $6.0 million decline in gross profit on vocational skill training services provided to the UK government as a result of the lower revenue noted above, partially offset by a net $1.9 million increase in the other business units within this practice primarily due to income contributed by acquisitions as well as cost cutting initiatives); partially offset by

•
a $1.5 million increase in gross profit in our Engineering & Technical Services practice primarily due to a $1.3 million loss on a contract with a foreign oil and gas client during 2017 which did not recur in 2018, and a net increase in gross profit due to the revenue increases noted above; and

•	a $0.5 million net increase in revenue due to changes in foreign currency exchange rates.

Business Transformation Services gross profit of $26.9 million, or 13.5%, of revenue for the year ended December 31, 2018 decreased by $2.2 million, or 7.6%, when compared to gross profit of $29.1 million, or 14.5%, of revenue for the year ended December 31, 2017. The gross profit decrease is primarily due to the revenue declines in the Organizational Development practice noted above.

General and administrative expenses

General and administrative expenses decreased $0.9 million or 1.6% from $55.8 million for the year ended December 31, 2017 to $54.8 million for the year ended December 31, 2018. The net decrease is comprised of the following:

•
a $1.5 million reduction in ERP implementation costs related to our new financial system which went live on October 1, 2018 (consisting of a $1.2 million decrease in third party costs and a net $0.3 million decrease in internal labor costs);

•
a $1.8 million decrease in bad debt expense (which includes a $1.3 million bad debt reserve in 2017 which did not recur in 2018 on a receivable from a foreign oil and gas client relating to a contract which was terminated during the fourth quarter of 2017); and

•	a $0.7 million decrease in other miscellaneous G&A expenses due to cost cutting initiatives in 2018; partially offset by

•	a $1.3 million increase in legal expenses relating to acquisitions;

•	a $0.5 million increase in accounting fees;

•	a $0.5 million increase in G&A expenses for the TTi Global business acquired on November 30, 2018;

•	a $0.5 million increase in amortization expense; and

•	a $0.3 million increase due to changes in foreign currency exchange rates compared to the prior year.

Sales and marketing expenses

Sales and marketing expenses increased $3.1 million or 188.0% from $1.7 million for the year ended December 31, 2017 to $4.8 million for the year ended December 31, 2018. The increase in sales and marketing expenses is primarily due to labor and benefits expense relating to the hiring of a Chief Sales Officer and other new business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded restructuring charges of $2.9 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively. The restructuring charges consisted primarily of severance expense in both years and facility consolidation costs in 2018. The total remaining liability under these restructuring activities was $1.9 million as of December 31, 2018, of which $1.5 million is included in accounts payable and accrued expenses and $0.4 million is included in other noncurrent liabilities on the consolidated balance sheet. These restructuring activities were substantially complete as of June 30, 2018.

Gain (loss) on change in fair value of contingent consideration, net

During the years ended December 31, 2018 and 2017, we recognized a net gain of $4.4 million and $1.6 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  The increase in the gain is primarily due to a decrease in projected earnings for the acquired businesses compared to our prior forecasts, resulting in a lower fair value of the liabilities as of December 31, 2018. See Note 3 to the Consolidated Financial Statements for a detailed discussion of the accounting for the changes in fair value of contingent consideration during the year ended December 31, 2018.

Interest expense

Interest expense decreased $0.2 million to $2.9 million for the year ended December 31, 2018 compared to $3.1 million for the year ended December 31, 2017. The decrease in interest expense is primarily due to a $1.1 million reversal of a contingent interest accrual associated with unremitted value-added tax (VAT) from invoices raised in 2017 related to undercharged VAT from prior year client billings, which was settled in 2018 and not required to be paid. Excluding this non-recurring item, interest expense increased $0.9 million due to both higher borrowings and an increase in interest rates under the Credit Agreement, which is discussed further in Note 6 to the Consolidated Financial Statements.

Other (expense) income

Other expense was $1.9 million compared to $0.1 million for the years ended December 31, 2018 and 2017, respectively. The increase in other expense was primarily due to a $2.0 million increase in foreign currency losses primarily related to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Other expense also includes a $0.3 million loss on a divested business during 2018 offset by a $0.4 million increase in income from a joint venture during the year ended December 31, 2018 compared to 2017.

Income taxes

Income tax expense was $4.9 million for the year ended December 31, 2018 compared to $6.8 million for the year ended December 31, 2017. Our effective income tax rate was 33.4% and 34.5% for the years ended December 31, 2018 and 2017, respectively. The decrease in the effective income tax rate compared to 2017 is primarily due to the non-recurring unfavorable effect of U.S. tax reform on the Company's 2017 effective tax rate, discussed further below. See Note 9 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company recognized the tax effects of the 2017 Tax Act in the year ended December 31, 2017 and recorded $3.2 million in income tax expense. The provisional tax benefit amount recorded related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.4 million. The provisional amount recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $4.6 million.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2018, we have completed our accounting for all the enactment-date income tax effects of the Tax Act. We increased our year ended December 31, 2017 tax expense related to the mandatory deemed repatriation of foreign earnings of $4.6 million to $4.9 million. No adjustment is required to the tax benefit of $1.4 million recorded during the year ended December 31, 2017, related to the remeasurement of certain deferred tax assets and liabilities.

The 2017 Tax Act creates a requirement that Global Intangible Low-Taxed Income ("GILTI") earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. The FASB Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis difference expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a current period expense when incurred.

Year ended December 31, 2017 compared to the year ended December 31, 2016
During the year ended December 31, 2017, our revenue increased $18.6 million, or 3.8%, to $509.2 million compared to $490.6 million for the year ended December 31, 2016. The revenue increase was comprised of a $2.3 million increase in the Workforce Excellence segment and a $16.3 million increase in our Business Transformation Services segment. Foreign currency exchange rate declines resulted in a total $4.6 million decrease in U.S. dollar reported revenue during 2017. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $8.5 million or 27.1% during the year ended December 31, 2017. The net decrease in operating income was primarily due to $3.3 million in restructuring charges and an $8.6 million, or 18.2%, increase in general & administrative expenses, offset by a $1.9 million, or 2.3%, increase in gross profit and a $1.8 million increase in the gain on change in fair value of contingent consideration.

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

Revenue

	Years ended December 31,
	2017	2016
	(Dollars in thousands)
Workforce Excellence	$308,259	$305,915
Business Transformation Services	200,949	184,644
	$509,208	$490,559

Workforce Excellence revenue increased $2.3 million or 0.8% during the year ended December 31, 2017 compared to 2016. The net increase in revenue is due to the following:

•	a $2.7 million increase in the Managed Learning Services practice due to an increase in training and content development services;

•	a $1.2 million increase in revenue in alternative fuels design and build projects;

•	a $1.2 million net increase in engineering and technical training services;

•	a $0.8 million revenue increase attributable to the Jencal Training acquisition completed on March 1, 2016;

•	a $1.3 million revenue increase attributable to the Emantras acquisition completed on April 1, 2017; and

•	a $1.1 million revenue increase attributable to the YouTrain acquisition completed on August 31, 2017; partially offset by

•	a $3.9 million decrease in revenue due to unfavorable changes in exchange rates; and

•	a $2.1 million decrease in training and technical services for oil and gas clients.

Business Transformation Services revenue increased $16.3 million or 8.8% during the year ended December 31, 2017 compared to 2016. The net increase is primarily due to the following:

•	a $5.9 million revenue increase attributable to the Maverick acquisition completed on October 1, 2016;

•	a $5.4 million revenue increase attributable to the McKinney Rogers acquisition completed on February 1, 2017;

•	a $1.1 million revenue increase attributable to the CLS acquisition completed on August 31, 2017; and

•	a $5.7 million increase in platform adoption training services; partially offset by

•	a $0.4 million decrease primarily in performance consulting services;

•	a $0.2 million decrease in training services for automotive customers;

•	a $0.2 million decrease in glovebox portfolio revenue;

•	a $0.3 million decrease in magazine publications revenue; and

•	a $0.7 million decrease due to unfavorable changes in foreign currency exchange rates.

Gross profit

	Years ended December 31,
	2017		2016
		% Revenue		% Revenue
	(Dollars in thousands)
Workforce Excellence	$52,958	17.2%	$53,356	17.4%
Business Transformation Services	29,069	14.5%	26,801	14.5%
	$82,027	16.1%	$80,157	16.3%

Workforce Excellence gross profit of $53.0 million or 17.2% of revenue for the year ended December 31, 2017 decreased by $0.4 million or 0.7% when compared to gross profit of $53.4 million or 17.4% of revenue for the year ended December 31, 2016. Changes in foreign currency exchange rates contributed to a $0.8 million decline in gross profit during 2017. In addition, a contract termination by a foreign oil & gas client during the fourth quarter of 2017 resulted in a gross profit reduction of approximately

$3.1 million for the year ended December 31, 2017. These declines were offset by increases in gross profit due to the revenue increases noted above.

Business Transformation Services gross profit of $29.1 million or 14.5% of revenue for the year ended December 31, 2017 increased by $2.3 million or 8.5% when compared to gross profit of $26.8 million or 14.5% for the year ended December 31, 2016. The increase in gross profit is primarily due to a $1.1 million increase attributable to acquisitions and the remaining $1.2 million increase is due to the revenue growth noted above and a decrease in costs due to cost cutting measures.

General and administrative expenses

General and administrative expenses increased $8.6 million or 18.2% from $47.2 million for the year ended December 31, 2016 to $55.8 million for the year ended December 31, 2017. The increase in SG&A expenses is primarily due to a $4.9 million increase in costs relating to our new ERP system implementation which went live October 1, 2018, a $1.8 million increase in bad debt expense (which includes a $1.3 million bad debt reserve on a receivable from a foreign oil and gas client relating to a contract which was terminated during the fourth quarter of 2017), a $1.1 million increase in labor and benefits expense, a $0.4 million increase in amortization expense, and a $0.4 million net increase in miscellaneous other expenses including executive search fees associated with the reorganization in the fourth quarter of 2017.

Sales and marketing expenses

Sales and marketing expenses increased $0.3 million or 16.1% from $1.4 million for the year ended December 31, 2016 to $1.7 million for the year ended December 31, 2017 primarily due to an increase in labor and benefits expense.

Restructuring charges

During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded restructuring charges of $3.3 million for the year ended December 31, 2017 which primarily consisted of severance expense which is expected to be paid by the end of 2019. The total remaining liability under these restructuring activities was $2.8 million as of December 31, 2017, of which $2.2 million is included in accounts payable and accrued expenses and $0.6 million is included in other noncurrent liabilities on the consolidated balance sheet. These restructuring activities were substantially complete by June 30, 2018.

Gain (loss) on change in fair value of contingent consideration, net

During the years ended December 31, 2017 and 2016, we recognized a net gain of $1.6 million and a net loss of $0.1 million, respectively, on the change in fair value of contingent consideration related to acquisitions. Changes in the fair value of contingent consideration obligations result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections. See Note 3 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated the impact of the 2017 Tax Act in its year end income tax provision in accordance with its understanding of the 2017 Tax Act and as a result recorded $3.2 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional tax benefit amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.4 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $4.6 million based on cumulative foreign earnings of $56.7 million.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2018, our working capital increased $54.2 million from $49.8 million at December 31, 2017 to $103.9 million at December 31, 2018. The increase in working capital is primarily due to the refinancing of our Credit Agreement resulting in the borrowings under our new revolving credit facility being classified as long-term debt whereas the borrowings under our prior credit facility were classified as short-term borrowings. We believe that cash generated from operations and borrowings available under our Credit Agreement ($16.8 million of available borrowings as of December 31, 2018 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2018, the amount of cash held outside of the U.S. by foreign subsidiaries was $12.7 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2018, 2017 and 2016, we repurchased approximately 354,000, 182,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million, $4.3 million and $8.0 million, respectively. In November 2017, our Board of Directors authorized an increase to the share repurchase program of $10 million. As of December 31, 2018, there was approximately $3.8 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Acquisition-Related Payments

During 2018, we used cash of $55.3 million to complete acquisitions. In addition to the upfront payments for acquisitions, below is a summary of the potential maximum contingent consideration we may be required to pay in connection with previously completed acquisitions as of December 31, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of December 31, 2018 Maximum contingent consideration due in
		2019	2020	Total
IC Axon	$0 - $3,500	$3,500	$—	$3,500
McKinney Rogers	$0 - $18,000	4,000	4,000	8,000
		$7,500	$4,000	$11,500
As of December 31, 2018, accrued contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $0.6 million. We also had accrued contingent consideration totaling $0.1 million included in other long term liabilities and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 23%, 22% and 22% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, accounts receivable from a single automotive customer totaled $19.9 million, or 18% of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 19%, 20% and 21% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 13% and 14% of our consolidated revenue for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $21.2 million, or 11%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue in 2018 or consolidated accounts receivable balance as of December 31, 2018.

Cash Flows

Year ended December 31, 2018 compared to the year ended December 31, 2017

Our cash balance decreased $10.2 million from $23.6 million as of December 31, 2017 to $13.4 million as of December 31, 2018. The decrease in cash during the year ended December 31, 2018 resulted from cash provided by operating activities of $11.2 million, cash used in investing activities of $61.8 million, cash provided by financing activities of $40.0 million and a $0.3 million positive effect due to exchange rate changes on cash.

Cash provided by operating activities was $11.2 million for the year ended December 31, 2018 compared to $26.3 million in 2017.  The decrease in cash provided by operating activities is primarily due to a decrease in net income and non-cash add backs to net income and unfavorable changes in working capital accounts during 2018 compared to 2017.

Cash used in investing activities was $61.8 million for the year ended December 31, 2018 compared to $15.5 million in 2017. The increase in cash used is due to an increase of $44.2 million of cash used to complete acquisitions in 2018 and a $2.2 million increase in capitalized software development costs in 2018.

Cash provided by financing activities was $40.0 million for the year ended December 31, 2018 compared to $4.2 million of cash used in 2017. The increase in cash is primarily due to a net increase of $43.1 million of borrowings under our Credit Agreement to fund acquisitions during 2018 compared to 2017. In addition, we had a $4.7 million increase in cash used for open market share repurchases in 2018 compared to 2017 and $1.2 million of cash used for debt issuance costs for the refinancing of the Credit Agreement in 2018, offset by a $4.6 million decrease in contingent consideration payments.

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

Debt

On November 30, 2018, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and a syndicate of lenders (the “Credit Agreement”), replacing the prior credit agreement with Wells Fargo dated December 21, 2016, as amended on April 28, 2018 and June 29, 2018 (the "Original Credit Agreement"). The Credit Agreement provides for a revolving credit facility, which expires on November 29, 2023, and consists of: a revolving loan facility with a borrowing limit of $200 million, including a $20 million sublimit for foreign borrowings; an accordion feature allowing the Company to request increases in commitments to the credit facility by up to an additional $100 million; a $20 million letter of credit sublimit; and a swingline loan credit sublimit of $20 million. The obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries (the "Guarantors"). As collateral security under the Credit Agreement and the guarantees thereof, the Company and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in substantially all of their tangible and intangible assets. The proceeds of the Credit Agreement were used, in part, to repay in full all outstanding borrowings under the Original Credit Agreement, and additional proceeds of the revolving credit facility are expected to be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit and Permitted Acquisitions, as defined.

Borrowings under the Credit Agreement may be in the form of Base Rate loans or Euro-Rate loans, at the option of the borrowers, and bear interest at the Base Rate plus 0.25% to 1.25% or the Daily LIBOR Rate plus 1.25% to 2.25% respectively. Base Rate loans will bear interest at a fluctuating per annum Base Rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Pime Rate, and (iii) the Daily LIBOR Rate, plus 100 basis points (1.0%); plus an Applicable Margin. Determination of the Applicable Margin is based on a pricing grid that is generally dependent upon the Company's Leverage Ratio (as defined) as of the end of the fiscal quarter for which consolidated financial statements have been most recently delivered. We may prepay the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. We are also required to maintain compliance with a maximum leverage ratio of 3.25 to 1.0 for fiscal quarters ending through June 30, 2019 and 3.0 to 1.0 for fiscal quarters ending September 30, 2019 and thereafter and a minimum interest expense coverage ratio of 3.0 to 1.0. As of December 31, 2018, our leverage ratio was 2.9 to 1.0 and our interest expense ratio was 12.6 to 1.0, each of which was in compliance with the Credit Agreement.

As of December 31, 2018, we had $116.5 million of borrowings outstanding and $16.8 million of available borrowings under the revolving credit facility based on our consolidated leverage ratio. For the years ended December 31, 2018 and 2017, the weighted average interest rate on our borrowings was 4.0% and 2.8%, respectively. There were $1.2 million of unamortized debt issue costs related to the Credit Agreement as of December 31, 2018 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. The interest rate swap, which expires on April 1, 2020, was designated as a cash flow hedge and hedge accounting was applied. In connection with the refinancing of our Credit Agreement and repayment of the outstanding balances under the term loan on November 30, 2018, we voluntarily terminated the related interest rate swap contract in December 2018 for cash proceeds of $0.1 million. During the year ended December 31, 2018, $0.1 million was reclassified from accumulated other comprehensive income (loss) into earnings and is included in interest expense in our consolidated statements of operations.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which capped the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our credit facility. The interest rate cap agreement, which was due to mature on December 31, 2021 was designated as a cash flow hedge and hedge accounting was applied. In connection with the refinancing of our Credit Agreement and repayment of the outstanding balances under the term loan on November 30, 2018, we voluntarily terminated the related interest rate cap contract in December 2018 for cash proceeds of $0.4 million. During the year ended December 31, 2018, less than $0.1 million was reclassified from accumulated other comprehensive income (loss) into earnings and is included in interest expense in our consolidated statement of operations.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2018 (in thousands):

	Payments due in
	2019	2020-2021	2022-2023	After 2023	Total
Facility lease commitments	9,727	12,625	8,330	8,671	39,353
Other operating lease commitments	919	728	96	—	1,743
Purchase commitments (1)	7,884	11,455	4,307	—	23,646
Total	$18,530	$24,808	$12,733	$8,671	$64,742

(1)
Excludes purchase orders for goods and services entered into by us in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

The table above excludes contingent consideration in connection with acquisitions which may be payable to the sellers if the revenue and/or earnings targets set forth in the purchase agreements are achieved (see Note 3 to the Consolidated Financial Statements).

Off-Balance Sheet Commitments

As of December 31, 2018, we had five outstanding letters of credit totaling $3.7 million, which expire in 2019 through 2022. In addition, we have three outstanding performance bonds totaling $12.4 million for contracts to be completed in 2019. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $1.5 million, $(0.8) million, and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Contract Related Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2018 were not materially impacted by any other factors, except for a significant increase in unbilled revenue as of December 31, 2018 compared to 2017 due to a delay in billings at the end of 2018 in connection with the implementation of a new ERP system in the fourth quarter of 2018.

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of October 1st and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. In connection with the new organizational structure that went into effect on January 1, 2018, we determined that we have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments.

Our goodwill balances as of December 31, 2018 for each reporting unit were as follows (in thousands):

Reporting Unit
Managed Learning Services	$81,335
Engineering & Technical Services	42,583
Sales Enablement	6,117
Organizational Development	46,089
$176,124

ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASC 350, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment tests as of October 1, 2018 and 2017, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values. Each of the reporting units had a significant excess fair value over its respective carrying value, with the exception of the Organizational Development reporting unit which had a fair value that exceeded its carrying value by 8% as of the October 1, 2018 testing date. The Organizational Development reporting unit has a significant amount of goodwill attributable to previously completed acquisitions and has recently experienced a decline in revenue and gross profit. If it continues to experience declines, fails to meet its financial projections, or if other adverse market conditions occur which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future.

In the step one impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million. As of December 31, 2018, we had $116.5 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have entered into interest rate derivative contracts discussed in further detail below.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the then remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. In April 2017, we entered into an interest rate cap agreement which capped the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our prior credit facility. In connection with the refinancing of our Credit Agreement and repayment of the outstanding balances under the term loan and credit facility on November 30, 2018, we terminated the related interest rate swap and interest rate cap contracts. As of December 31, 2018, we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

We estimate that the fair value of our borrowings under our revolving credit facility approximates its carrying value as of December 31, 2018 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $2.3 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Most of our foreign subsidiaries operate in a currency other than the United States dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relates to functional currency assets and liabilities that are denominated in the British Pound Sterling, Euro and Canadian dollar. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar are reflected in "Foreign currency translation adjustments” on our Consolidated Statements of Comprehensive Income. We have not used any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations.

Item 8:           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 1, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for recognizing revenue effective January 1, 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. This change was adopted using the modified retrospective method.
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
April 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited GP Strategies Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated April 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified and included in management’s assessment:

•
Ineffective assignment of experienced knowledgeable resources to implement the Oracle Fusion Cloud Service (ERP) system, and ineffective assignment of roles, responsibilities, and authorities to manage internal and external resources.

•
Ineffective risk assessment processes over the development and execution of an effective ERP system development plan. Specifically, management (i) did not exercise sufficient governance and oversight, and (ii) did not design an effective ERP system development plan including appropriate pre-production testing, data conversion and data integrity, and post-production implementation controls and training of users to ensure that the ERP system and related controls were designed in accordance with financial reporting objectives.

•
Ineffective program change management controls over the completeness of information technology (IT) program and data changes affecting the ERP operating system, database and financial IT applications. Specifically, there was no active system log available to demonstrate the completeness and approval of all configuration changes that occurred since the implementation of the ERP system.

•
Ineffective user access controls to ensure appropriate segregation of duties and to adequately restrict user access to financial applications and related data commensurate with job responsibilities. Management did not perform appropriate user access reviews in the pre-production and post-implementation phases of the ERP system development.

•
Ineffective automated controls over the ERP system and ineffective manual controls that are dependent upon the completeness and accuracy of information derived from the ERP system. This includes automated and manual controls over all significant accounts presented in the consolidated financial statements.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired TTi Global, Inc. (TTi Global) on November 30, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, TTi Global’s internal control over financial reporting associated with total assets of $25.9 million (of which $8.2 million represented goodwill and intangible assets included within the scope of the assessment) and total revenues of $4.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TTI Global.
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
Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, referring to corrective actions taken after December 31, 2018, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
April 1, 2019

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017
(In thousands, except shares and par value per share)

	2018	2017
Assets
Current assets:
Cash	$13,417	$23,612
Accounts and other receivables, less allowance for doubtful accounts of $2,034 in 2018 and $2,492 in 2017	107,673	119,335
Unbilled revenue	80,764	42,958
Prepaid expenses and other current assets	19,048	14,212
Total current assets	220,902	200,117
Property, plant and equipment, net	5,859	5,123
Goodwill	176,124	144,835
Intangible assets, net	20,933	8,363
Deferred tax assets	1,077	1,135
Other assets, net	9,843	5,434
	$434,738	$365,007
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$—	$37,696
Current portion of long-term debt	—	12,000
Accounts payable and accrued expenses	93,254	78,280
Deferred revenue	23,704	22,356
Total current liabilities	116,958	150,332
Long-term debt	116,500	16,000
Deferred tax liabilities	8,817	3,186
Other noncurrent liabilities	5,894	7,435
Total liabilities	248,169	176,953

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,222,781 shares in 2018 and 2017	172	172
Additional paid-in capital	105,850	107,256
Retained earnings	116,039	106,599
Treasury stock, at cost (603,041 shares in 2018 and 474,855 shares in 2017)	(13,802)	(11,118)
Accumulated other comprehensive loss	(21,690)	(14,855)
Total stockholders’ equity	186,569	188,054
	$434,738	$365,007

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)

	2018	2017	2016
Revenue	$515,160	$509,208	$490,559
Cost of revenue	437,417	427,181	410,402
Gross profit	77,743	82,027	80,157
General and administrative expenses	54,848	55,753	47,162
Sales and marketing expenses	4,798	1,666	1,435
Restructuring charges	2,930	3,317	—
Gain (loss) on change in fair value of contingent consideration, net	4,438	1,620	(136)
Operating income	19,605	22,911	31,424
Interest expense	2,945	3,132	1,568
Other (expense) income (including interest income of $8 in 2018, $43 in 2017 and $94 in 2016)	(1,897)	(90)	178
Income before income taxes	14,763	19,689	30,034
Income tax expense	4,927	6,798	9,787
Net income	$9,836	$12,891	$20,247

Basic weighted average shares outstanding	16,608	16,748	16,696
Diluted weighted average shares outstanding	16,696	16,873	16,791

Per common share data:
Basic earnings per share	$0.59	$0.77	$1.21
Diluted earnings per share	$0.59	$0.76	$1.21

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net income	$9,836	$12,891	$20,247
Foreign currency translation adjustments	(6,914)	6,686	(8,661)
Change in fair value of interest rate cap, net of tax	142	(142)	—
Change in fair value of interest rate swap, net of tax	(63)	63	—
Comprehensive income	$3,001	$19,498	$11,586

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2018, 2017 and 2016
(In thousands, except for par value per share)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344
Net income	—	—	20,247	—	—	20,247
Foreign currency translation adjustments	—	—	—	—	(8,661)	(8,661)
Repurchases of common stock in the open market	—	—	—	(7,959)	—	(7,959)
Stock-based compensation expense	—	3,229	—	—	—	3,229
Income tax benefit from stock-based compensation	—	137	—	—	—	137
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(771)	—	—	—	(771)
Issuance of stock for employer contributions to retirement plan	—	(34)	—	2,742	—	2,708
Net issuances of stock pursuant to stock compensation plans and other	—	(1,864)	—	2,086	—	222
Balance at December 31, 2016	$172	$106,569	$93,845	$(11,628)	$(21,462)	$167,496
Cumulative effect adjustment of adopting ASU 2016-09	—	234	(137)	—	—	97
Adjusted balance at December 31, 2016	$172	$106,803	$93,708	$(11,628)	$(21,462)	$167,593
Net income	—	—	12,891	—	—	12,891
Foreign currency translation adjustments	—	—	—	—	6,686	6,686
Change in fair value of interest rate cap, net of tax					(142)	(142)
Change in fair value of interest rate swap, net of tax					63	63
Repurchases of common stock in the open market	—	—	—	(4,302)	—	(4,302)
Stock-based compensation expense	—	3,589	—	—	—	3,589
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,168)	—	—	—	(1,168)
Issuance of stock for employer contributions to retirement plan	—	40	—	2,685	—	2,725
Net issuances of stock pursuant to stock compensation plans and other	—	(2,008)	—	2,127	—	119
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—		(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	9,836	—	—	9,836
Foreign currency translation adjustments	—	—	—	—	(6,914)	(6,914)
Change in fair value of interest rate cap, net of tax	—	—	—	—	142	142
Change in fair value of interest rate swap, net of tax	—	—	—	—	(63)	(63)
Repurchases of common stock in the open market	—	—	—	(7,993)	—	(7,993)
Stock-based compensation expense	—	1,350	—	—	—	1,350
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(416)	—	—	—	(416)
Issuance of stock for employer contributions to retirement plan	—	(867)	—	3,827	—	2,960
Net issuances of stock pursuant to stock compensation plans and other	—	(1,473)	—	1,482	—	9
Balance at December 31, 2018	$172	$105,850	$116,039	$(13,802)	$(21,690)	$186,569
See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$9,836	$12,891	$20,247
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on change in fair value of contingent consideration, net	(4,438)	(1,620)	136
Depreciation and amortization	7,921	6,974	6,462
Non-cash compensation expense	4,310	6,314	6,015
Deferred income taxes	876	(313)	(1,761)
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	23,092	(10,977)	(17,965)
Unbilled revenue	(36,868)	(1,893)	4,234
Prepaid expenses and other current assets	705	(2,297)	(2,490)
Accounts payable and accrued expenses	8,110	15,392	3,732
Deferred revenue	(2,094)	2,520	383
Income tax benefit from stock-based compensation	—	—	(137)
Contingent consideration payments in excess of fair value on acquisition date	—	(408)	(539)
Other	(240)	(323)	(240)
Net cash provided by operating activities	11,210	26,260	18,077

Cash flows from investing activities:
Additions to property, plant and equipment	(2,834)	(2,734)	(1,402)
Acquisitions, net of cash acquired	(55,290)	(11,111)	(6,801)
Investment in joint venture	—	—	(1,600)
Capitalized software development costs	(3,544)	(1,313)	(933)
Other investing activities	(86)	(295)	14
Net cash used in investing activities	(61,754)	(15,453)	(10,722)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	(37,577)	19,864	(16,127)
Proceeds from long-term debt	146,000	—	40,000
Repayment of long-term debt	(57,500)	(12,000)	(24,444)
Contingent consideration payments	—	(4,657)	(2,244)
Change in negative cash book balance	(1,278)	(2,138)	1,366
Repurchases of common stock	(8,522)	(3,773)	(8,747)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(416)	(1,168)	(771)
Premium paid on interest rate cap	—	(474)	—
Cash proceeds from termination of interest rate derivatives	544	—	—
Payment of debt issuance costs	(1,231)	—	—
Other financing activities	10	120	185
Net cash provided by (used in) financing activities	40,030	(4,226)	(10,782)

	2018	2017	2016

Effect of exchange rate changes on cash	319	685	(1,257)
Net change in cash	(10,195)	7,266	(4,684)
Cash at beginning of year	23,612	16,346	21,030
Cash at end of year	$13,417	$23,612	$16,346

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,741	$1,841	$1,523
Income taxes	$4,528	$6,256	$10,604

Non-cash financing activities:
Accrued share repurchases	$(529)	$529	$—
Accrued contingent consideration	$905	$5,613	$5,166

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 23%, 22% and 22% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14%, 13% and 13% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016 respectively. As of December 31, 2018 accounts receivable from a single automotive customer totaled $19.9 million, or 18%, of our consolidated accounts receivable balance.

Revenue from the financial services and insurance industry accounted for approximately 19%, 20% and 21% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 13%, 14% and 15% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016 respectively. As of December 31, 2018, billed and unbilled accounts receivable from a single financial services customer totaled $21.2 million, or 11%, of our consolidated accounts receivable and costs and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2018 or consolidated accounts receivable balance as of December 31, 2018.

Cash

We maintain our cash balances in bank accounts at various financial institutions. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $1.8 million and $2.9 million as of December 31, 2018 and 2017, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$2,492	$1,091	$1,856
Additions	234	1,720	368
Deductions	(692)	(319)	(1,133)
Ending balance	$2,034	$2,492	$1,091

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

Foreign Currency Translation

The functional currencies of our international operations are the respective local currencies of the countries in which we operate. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $2.3 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606") and all the related amendments. The impact of adoption is discussed below under the "Recent Accounting Standards" section. Further information regarding our revenue recognition policy, including our full accounting policy description, can be found in Note 2.

Contract Related Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the twelve-month period ended December 31,

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

2018 were not materially impacted by any other factors, except for a significant increase in unbilled contract receivables as of December 31, 2018 compared to 2017 due to a delay in billings at the end of 2018 in connection with the implementation of a new ERP system in the fourth quarter of 2018.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and the change in fair value of interest rate derivatives, net of tax.

Other Current Assets

Prepaid expenses and other current assets on our consolidated balance sheet include prepaid expenditures for goods or services before the goods are used or the services are received, inventories and work in progress on customer contracts. Prepaid expenses are charged to expense in the periods the benefits are realized. Inventories are stated at lower of cost or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Costs included in work in progress on customer contracts are recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASC 350, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment tests as of both October 1, 2018 and 2017, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

In the step one impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Other Assets

Other assets primarily include an investment in a joint venture, certain software development costs, unamortized debt issuance costs relating to our revolving credit facility, and derivative assets associated with our interest rate swap and cap agreements. We account for a 10% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights. We capitalize the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software. These costs consist of internal labor costs and payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, ranging from three to eight years. We apply hedge accounting to our interest rate derivatives which are discussed in detail in Note 6. We amortize debt issuance costs to interest expense on a straight-line basis over the term of our revolving credit facility.

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

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Non-dilutive instruments	82	13	45
Dilutive common stock equivalents	88	125	95

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 11, we grant stock options, restricted stock units, performance-based stock units (PSU's) and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture.  We do not capitalize any material portion of our stock-based compensation.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

The carrying value of financial instruments including cash, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2018 as it bears interest at variable rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions and are valued using Level 3 inputs. Our interest rate derivatives are valued using Level 2 inputs.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Legal Expenses

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business.  Costs for legal services rendered in the course of these proceedings are charged to expense as they are incurred.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Standards

ASU 2016-02, Leases (Topic 842) requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using a modified retrospective method of adoption as of January 1, 2017. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption in lieu of modified retrospective adoption. We adopted the standard effective January 1, 2019, using the alternative transition method provided by ASU 2018-11.
The new standard provides several optional practical expedients for use in transition. We have elected to use what the FASB has deemed the “package of practical expedients,” which allows us not to reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The ASU also provides several optional practical expedients for the ongoing accounting for leases. We have elected the short-term lease recognition exemption for all leases that qualify, meaning that for these leases, we will not recognize right-of-use (ROU) assets or lease liabilities on our consolidated balance sheet. Additionally, we have elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on our consolidated balance sheet.
The most significant effects of the standard on our consolidated financial statements are (1) the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for our operating leases, and (2) significant new disclosures about our leasing activities. Based on our portfolio of leases as of December 31, 2018, we estimate that ROU assets ranging from $30 million to $32 million and lease liabilities ranging from $33 million to $35 million, will be recorded on the balance sheet upon adoption, which will include reclassifying prepaid rent and deferred rent as a component of the ROU asset. The new standard is not expected to have a material impact on our results of operations or cash flows. The Company is evaluating the new disclosure requirements and incorporating the collection of relevant data into its processes in preparation for disclosure in 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The guidance promotes a framework to help improve the effectiveness of disclosures in the notes and is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. We are in the process of evaluating the impact of this new guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard will remove step 2 from the goodwill impairment test. Under the ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the standard on January 1, 2019. The adoption of the ASU did not have an effect on our results of operations, financial condition or cash flows.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard will ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU 2017-12 is effective for public companies for annual reporting periods beginning after December 15, 2018 but early adoption is permitted. We adopted the standard on January 1, 2019. The adoption of the ASU did not have an effect on our results of operations, financial condition or cash flows.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"), which simplifies several areas of accounting for share-based compensation arrangements. Upon adoption, ASU 2016-09 requires that excess tax benefits or deficiencies for share-based payments be recorded as income tax expense or benefit and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also requires companies to make an accounting policy election on whether to account for forfeitures on share-based payments by 1) recognizing forfeitures as they occur; or 2) estimating the number of awards expected to be forfeited and periodically adjusting the estimate, as was previously required. The standard is effective for annual and interim reporting periods of public companies beginning after December 15, 2016, although early adoption was permitted. We adopted ASU 2016-09 on January 1, 2017 and elected to make an accounting policy change to recognize forfeitures as they occur. The impact of adoption on the consolidated balance sheet was a cumulative-effect adjustment of $0.1 million, decreasing opening retained earnings. We recognized an income tax benefit of less than $0.1 million relating to excess tax benefits on stock-based compensation awards during the twelve months ended December 31, 2017 and could experience volatility in our effective income tax rate in the future as a result of this accounting change. We also elected to prospectively apply the change in presentation on the statement of cash flows and did not reclassify excess tax benefits on stock-based compensation from financing to operating cash flows for the prior period presented.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (ASC) Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective method. Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced retained earnings by $0.4 million on January 1, 2018. The comparative prior period information has not been restated and continues to be presented according to accounting standards in effect for those periods. The primary impact of ASU No. 2014-09 on our financial statements is a change in revenue recognition on a small portion of our contracts from a proportional performance method, where revenue was previously recognized over contract performance, to a point in time method, where revenue is now recognized upon completion of our performance obligations. While we don't believe the adoption of ASU 2014-09 will materially impact our overall financial statements, the change in timing of revenue recognition on certain contracts could result in quarter to quarter fluctuations in revenue. See Note 2 for further details regarding our revenue recognition accounting policies and other required disclosures.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to ASC Topic 606	Balance at January 1, 2018
Assets:
Prepaid expenses and other current assets	$14,212	$2,059	$16,271
Deferred tax assets	1,135	132	1,267
Liabilities and Stockholders’ Equity:
Deferred revenue	22,356	2,587	24,943
Retained earnings	106,599	(396)	106,203
The following tables summarize the current period impacts of adopting ASC Topic 606 on our consolidated financial statements as of and for the year ended December 31, 2018.

Selected consolidated statement of operations line items, which were impacted by the adoption of the new standard, are as follows for the year ended December 31, 2018 (in thousands):

	As reported	Balances without Adoption of Topic 606	Effect of Adoption - Higher (Lower)
Revenue	$515,160	$513,996	$1,164
Cost of revenue	437,417	436,966	451
Gross profit	77,743	77,030	713
Income tax expense	4,927	4,742	185
Net income	9,836	9,308	528

Per common share data:
Basic earnings per share	$0.59	$0.56	$0.03
Diluted earnings per share	$0.59	$0.56	$0.03

The adoption of ASC Topic 606 did not have a significant impact on our consolidated statement of comprehensive income for the year ended December 31, 2018.
Selected consolidated balance sheet line items, which were impacted by the adoption of the new standard, are as follows as of December 31, 2018 (in thousands):

	As reported	Balances without adoption of ASC Topic 606	Effect of Adoption - Higher (Lower)
Assets:
Prepaid expenses and other current assets	$19,048	$17,405	$1,643
Deferred tax assets	1,077	1,130	(53)
Total assets	434,738	433,148	1,590
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	93,254	92,803	451
Deferred revenue	23,704	22,697	1,007
Retained earnings	116,039	115,907	132
Total liabilities and stockholders' equity	434,738	433,148	1,590

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The adoption of ASC Topic 606 did not impact our total cash flows from operating, investing or financing activities. In addition, the impact to the individual line items within the operating activities section of our consolidated statement of cash flows was not significant for the year ended December 31, 2018.

(2)     Revenue
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
For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $1.5 million, $(0.8) million, and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of December 31, 2018, we had $318.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize over 90 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of December 31, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2018 were not materially impacted by any other factors, except for a significant increase in unbilled contract receivables as of December 31, 2018 compared to 2017 due to a delay in billings at the end of 2018 in connection with the implementation of a new ERP system in the fourth quarter of 2018.
Revenue recognized for the year ended December 31, 2018, that was included in the contract liability balance at the beginning of the year was $20.0 million, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.
Contract Costs
Costs to fulfill contracts which do not meet the over time revenue recognition criteria are capitalized and recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized. Such costs are included in prepaid expenses and other current assets on the consolidated balance sheet and totaled $1.6 million as of December 31, 2018. Recognition of such contract costs totaled $5.4 million for the year ended December 31, 2018, and is included in cost of revenue on the consolidated statements of operations.
Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Substantially all of our sales commission arrangements have an amortization period of one year or less. As of December 31, 2018, we did not have any capitalized sales commissions.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Years Ended December 31,
	Workforce Excellence			Business Transformation Services			Consolidated
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Revenue by type of service:
Managed learning services	$206,388	207,007	204,007	$—	—		$206,388	207,007	204,007
Engineering & technical services	110,426	101,252	101,908	—	—		110,426	101,252	101,908
Sales enablement	—	—	—	103,740	101,196	101,939	103,740	101,196	101,939
Organizational development	—	—	—	94,606	99,753	82,705	94,606	99,753	82,705
	$316,814	308,259	305,915	$198,346	200,949	184,644	$515,160	509,208	490,559

Revenue by geographic region:
Americas	$213,938	198,653	198,393	$165,807	175,027	164,727	$379,745	373,680	363,120
Europe Middle East Africa	91,764	100,296	97,274	38,171	30,461	22,603	129,935	130,757	119,877
Asia Pacific	30,688	29,828	30,173	2,634	376	450	33,322	30,204	30,623
Eliminations	(19,576)	(20,518)	(19,925)	(8,266)	(4,915)	(3,136)	(27,842)	(25,433)	(23,061)
	$316,814	308,259	305,915	$198,346	200,949	184,644	$515,160	509,208	490,559

Revenue by client market sector:
Automotive	$10,646	10,102	7,672	$105,431	101,285	101,627	$116,077	111,387	109,299
Financial & Insurance	87,813	86,718	87,102	12,303	16,339	15,792	100,116	103,057	102,894
Manufacturing	33,055	35,795	37,135	16,156	17,134	8,625	49,211	52,929	45,760
Energy / Oil & Gas	37,088	34,195	35,580	4,752	2,429	3,258	41,840	36,624	38,838
U.S. Government	29,584	25,254	25,011	8,782	9,475	10,191	38,366	34,729	35,202
U.K. Government	18,733	27,734	25,487	—	—	—	18,733	27,734	25,487
Information & Communication	14,083	18,123	19,410	9,510	10,490	7,942	23,593	28,613	27,352
Aerospace	25,989	22,142	21,262	3,683	6,549	1,189	29,672	28,691	22,451
Electronics Semiconductor	15,070	16,449	23,253	857	1,069	821	15,927	17,518	24,074
Life Sciences	15,009	8,420	7,113	8,750	9,377	10,433	23,759	17,797	17,546
Other	29,744	23,327	16,890	28,122	26,802	24,766	57,866	50,129	41,656
	$316,814	308,259	305,915	$198,346	200,949	184,644	$515,160	509,208	490,559

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(3)	Acquisitions

Below is a summary of the acquisitions we completed during 2018, 2017 and 2016 respectively.

2018 Acquisitions

The following table summarizes the purchase prices and purchase price allocations for the acquisitions completed during the year ended December 31, 2018. A description of the acquired businesses is summarized below the table.

Acquired company	TTi Global	TTi Europe	IC Axon	Hula

Acquisition date	11/30/2018	8/7/2018	5/1/2018	1/2/2018

Cash purchase price	$14,195	$3,000	$30,535	$10,000
Fair value of contingent consideration	—	—	905	—
Total purchase price	$14,195	$3,000	$31,440	$10,000

Purchase price allocation:
Cash	$1,777	$125	$538	$—
Accounts receivable and other assets	15,926	1,684	3,110	—
Fixed assets	305	9	368	—
Customer-related intangible assets	4,444	762	10,365	1,367
Marketing-related intangible assets (tradename)	454	45	239	106
Goodwill	3,327	2,179	21,613	8,527
Total assets	26,233	4,804	36,233	10,000

Accounts payable and accrued expenses	9,249	1,609	983	—
Deferred revenue	395	126	979	—
Deferred tax liability	2,394	69	2,831	—
Total liabilities	12,038	1,804	4,793	—

Net assets acquired	$14,195	$3,000	$31,440	$10,000

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. ("TTi Global") and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid at closing on November 30, 2018. The purchase price allocation above is preliminary as the purchase price is subject to reduction based on a minimum working capital requirement, as defined in the Share Purchase Agreement, which is expected to be settled during the second quarter of 2019. The purchase price allocation for the acquisition includes $4.4 million of a customer-related intangible asset which is being amortized over nine years and $0.5 million of a marketing-related intangible asset which is being amortized over one year from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Global business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

TTi Europe
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The purchase price allocation for the acquisition includes $0.8 million of a customer-related intangible asset which is being amortized over nine years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Europe business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The purchase price allocation for the acquisition includes $10.4 million of a customer-related intangible asset which is being amortized over eight years and $0.2 million of a marketing-related intangible assets being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Hula Partners
On January 2, 2018, we acquired the business and certain assets of Hula Partners, a provider of SAP Success Factors Human Capital Management (HCM) implementation services. The purchase price was $10.0 million which was paid in cash at closing. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. The purchase price allocation for the acquisition includes $1.4 million of a customer-related intangible asset which is being amortized over four years and $0.1 million of a marketing-related intangible asset which is being amortized over two years from the acquisition date. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Hula Partners business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning January 2, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

2017 Acquisitions

The following table summarizes the purchase prices and purchase price allocations for the acquisitions completed during the year ended December 31, 2017. A description of the acquired businesses is summarized below the table.

Acquired company	YouTrain	CLS	Emantras	McKinney Rogers

Acquisition date	8/31/2017	8/31/2017	4/1/2017	2/1/2017

Cash purchase price	$4,898	$436	$3,191	$3,259
Fair value of contingent consideration	—	888	220	4,505
Working capital adjustment	180	—	—	—
Total purchase price	$5,078	$1,324	$3,411	$7,764

Purchase price allocation:
Cash	$673	$—	$—	$—
Accounts receivable and other assets	234	—	—	—
Fixed assets	215	—	50	—
Technology-related intangible assets	—	—	—	2,704
Customer-related intangible assets	1,313	253	818	653
Marketing-related intangible assets (tradename)	—	—	—	121
Goodwill	3,268	1,090	3,156	5,196
Total assets	5,703	1,343	4,024	8,674

Accounts payable and accrued expenses	348	19	558	44
Deferred revenue	28	—	55	866
Deferred tax liability	249	—	—	—
Total liabilities	625	19	613	910

Net assets acquired	$5,078	$1,324	$3,411	$7,764

YouTrain
On August 31, 2017, we acquired the entire share capital of YouTrain Limited ("YouTrain"), an independent training company delivering IT, digital and life sciences skills training in Scotland and North West England. The upfront purchase price was $4.9 million which was paid in cash at closing and a completion accounts payment of $0.2 million was paid to the sellers during the fourth quarter of 2017. The purchase price allocation for the acquisition includes $1.3 million of a customer-related intangible asset which is being amortized over five years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired YouTrain business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired YouTrain business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement required up to an additional $2.2 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. No contingent consideration was payable as the earnings target was not achieved for the twelve-month period subsequent to the acquisition. The purchase price allocation for the acquisition

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

includes $0.3 million of a customer-related intangible asset which is being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired CLS business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired CLS business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement required up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. No contingent consideration was paid as the earnings target for the twelve-month period subsequent to the acquisition was not achieved. The purchase price allocation for the acquisition includes $0.8 million of a customer-related intangible asset which is being amortized over four years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that a portion of the goodwill recorded for financial statement purposes will be deductible for tax purposes. In addition, contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Emantras business is included in the Workforce Excellence segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The India-based operations of the acquired Emantras business is included in our India subsidiary and its functional currency is the Indian Rupee.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition will expand our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement required up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. No contingent consideration was payable with respect to the first twelve-month period following completion of the acquisition as the earnings target was not achieved. The purchase price allocation for the acquisition includes $2.7 million of a technology-related intangible asset and $0.7 million of a customer-related intangible asset which are both being amortized over five years and $0.1 million of a marketing-related intangible asset which is being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that a portion of the goodwill recorded for financial statement purposes will be deductible for tax purposes. In addition, contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired McKinney Rogers business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

2016 Acquisitions

Jencal Training
On March 1, 2016, we acquired the share capital of Jencal Training Limited (Jencal Training) and its subsidiary B2B Engage Limited (B2B), an independent provider of vocational skills training in the United Kingdom. The upfront purchase price was $2.5 million in cash. In addition, we paid an additional $0.2 million of deferred consideration in the fourth quarter of 2016. The purchase price allocation for the acquisition primarily includes $1.4 million of a customer-related intangible asset which is being amortized over four years from the acquisition date and $1.8 million of goodwill. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Jencal Training business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.

Maverick Solutions
Effective October 1, 2016, we acquired the business and certain assets of Maverick Solutions, a U.S.-based provider of Enterprise Resource Planning (ERP) product training services. The upfront purchase price was $4.6 million in cash. In addition, the purchase agreement required up to an additional $10.0 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $4.1 million of contingent consideration during the fourth quarter of 2017 in respect of the first twelve-month period ended September 30, 2017. No contingent consideration was payable in respect of the second twelve-month period ended September 30, 2018 as the earnings target was not achieved. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes. The acquired Maverick Solutions business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning October 1, 2016. The pro-forma impact of the acquisition is not material to our results of operations.
The following table summarizes the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$4,639
Fair value of contingent consideration	5,166
Total purchase price	$9,805
		Amortization
Purchase price allocation:		Period
Fixed assets	$63
Customer-related intangible assets	1,219	4 years
Marketing-related intangible assets (tradename)	124	2 years
Technology-related intangible assets	649	3 years
Goodwill	8,111
Total assets	10,166

Accrued expenses	38
Deferred revenue	323
Total liabilities	361

Net assets acquired	$9,805

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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2018 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of December 31, 2018 Maximum contingent consideration due in
		2019	2020	Total
IC Axon	$0 - $3,500	$3,500	$—	$3,500
McKinney Rogers	$0 - $18,000	4,000	4,000	8,000
		$7,500	$4,000	$11,500
Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2017 to December 31, 2018 for each acquisition (dollars in thousands):

	Liability as of	2018 Additions	Change in Fair Value of Contingent	Foreign Currency	2018 Payments	Liability as of
Acquisition:	Dec. 31, 2017		Consideration	Translation		Dec. 31, 2018
IC Axon	$—	905	(311)	—		$594
Maverick	$1,979	—	(1,979)	—	—	$—
McKinney Rogers	1,501	—	(1,418)	—	—	83
Emantras	76	—	(76)	—	—	—
CLS	669	—	(654)	(15)	—	—
	$4,225	$905	$(4,438)	$(15)	—	$677

As of December 31, 2018 and 2017, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $0.6 million and $2.7 million, respectively. As of December 31, 2018 and 2017, we also had accrued contingent consideration totaling $0.1 million and $1.5 million, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(4)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2018 and 2017 were as follows (in thousands):

		Business
	Workforce	Transformation
	Excellence	Services	Total
Net book value at
January 1, 2017
Goodwill	$104,345	$38,844	$143,189
Accumulated impairment losses	(9,050)	(6,367)	(15,417)
Total	95,295	32,477	127,772
2017 Activity:
Acquisitions	6,424	6,286	12,710
Foreign currency translation	4,045	308	4,353
Net book value at
December 31, 2017
Goodwill	114,814	45,438	160,252
Accumulated impairment losses	(9,050)	(6,367)	(15,417)
Total	105,764	39,071	144,835
2018 Activity:
Acquisitions	21,613	14,033	35,646
Foreign currency translation	(3,459)	(898)	(4,357)
Net book value at
December 31, 2018
Goodwill	132,968	58,573	191,541
Accumulated impairment losses	(9,050)	(6,367)	(15,417)
Total	$123,918	$52,206	$176,124

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$26,524	$(8,547)	$17,977
Intellectual property and other	4,936	(1,980)	2,956
	$31,460	$(10,527)	$20,933

December 31, 2017
Customer relationships	$16,330	$(11,140)	$5,190
Intellectual property and other	4,298	(1,125)	3,173
	$20,628	$(12,265)	$8,363

Amortization expense for intangible assets was $4.6 million, $4.0 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated future amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2018 is as follows (in thousands):

Fiscal year ending:
2019	$4,968
2020	3,844
2021	3,211
2022	2,027
2023	1,799
Thereafter	5,084
Total	$20,933

As of December 31, 2018, our intangible assets with definite lives had a weighted average remaining useful life of 6.2 years. We have no amortizable intangible assets with indefinite useful lives.

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Machinery, equipment and vehicles	$18,121	$16,078
Furniture and fixtures	3,779	3,090
Leasehold improvements	2,369	1,967
Buildings	311	331
	24,580	21,466
Accumulated depreciation and amortization	(18,721)	(16,343)
	$5,859	$5,123

Depreciation expense was $2.2 million, $2.6 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(6)	Debt

On November 30, 2018, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and a syndicate of lenders (the “Credit Agreement”), replacing the prior credit agreement with Wells Fargo dated December 21, 2016, as amended on April 28, 2018 and June 29, 2018 (the "Original Credit Agreement"). The Credit agreement provides for a revolving credit facility, which expires on November 29, 2023, and consists of: a revolving loan facility with a borrowing limit of $200 million, including a $20 million sublimit for foreign borrowings; an accordion feature allowing the Company to request increases in commitments to the credit facility by up to an additional $100 million; a $20 million letter of credit sublimit; and a swingline loan credit sublimit of $20 million. The obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries (the "Guarantors"). As collateral security under the Credit Agreement and the guarantees thereof, the Company and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in substantially all of their tangible and intangible assets. The proceeds of the Credit Agreement were used, in part, to repay in full all outstanding borrowings under the Original Credit Agreement, and additional proceeds of the revolving credit facility are expected to be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit and Permitted Acquisitions, as defined.

Borrowings under the Credit Agreement may be in the form of Base Rate loans or Euro-Rate loans, at the option of the borrowers, and bear interest at the Base Rate plus 0.25% to 1.25% or the Daily LIBOR Rate plus 1.25% to 2.25% respectively. Base Rate loans will bear interest at a fluctuating per annum Base Rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily LIBOR Rate, plus 100 basis points (1.0%); plus an Applicable Margin. Determination of the Applicable Margin is based on a pricing grid that is generally dependent upon the Company's Leverage Ratio (as defined) as of the end of the fiscal quarter for which consolidated financial statements have been most recently delivered. We may prepay the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. We were in compliance with each of these financial covenants under the Credit Agreement as of December 31, 2018.

As of December 31, 2018, there were $116.5 million of borrowings outstanding and $16.8 million of available borrowings under the revolving loan facility based on our Leverage Ratio.

For the years ended December 31, 2018 and 2017, the weighted average interest rate on our borrowings was 4.0% and 2.8%, respectively. As of December 31, 2018, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.2 million of unamortized debt issue costs related to the Credit Agreement as of December 31, 2018 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

In March 2017, we entered into an interest rate swap agreement which effectively fixed our interest rate on the remaining $37 million outstanding on our term loan to a fixed LIBOR of 1.59% plus the applicable margin under the Credit Agreement. The interest rate swap, which expires on April 1, 2020, was designated as a cash flow hedge and hedge accounting was applied. In connection with the refinancing of our Credit Agreement and repayment of the outstanding balances under the term loan on November 30, 2018, we voluntarily terminated the related interest rate swap contract in December 2018 for cash proceeds of $0.1 million. During the year ended December 31, 2018, $0.1 million was reclassified from accumulated other comprehensive income (loss) into earnings and is included in interest expense in our consolidated statement of operations.
In April 2017, we entered into an interest rate cap agreement and paid a premium of $0.5 million which capped the daily one-month LIBOR at 2.0% for an aggregate notional amount of $20.0 million of our variable rate debt under our prior credit facility. The interest rate cap agreement, which was due to mature on December 31, 2021, was designated as a cash flow hedge and hedge accounting was applied. In connection with the refinancing of our Credit Agreement and repayment of the outstanding borrowings under the prior credit facility on November 30, 2018, we voluntarily terminated the related interest rate cap contract in December 2018 for cash proceeds of $0.4 million. During the year ended December 31, 2018, less than

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

$0.1 million was reclassified from accumulated other comprehensive income (loss) into earnings and is included in interest expense in our consolidated statement of operations.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Trade accounts payable	$40,969	$24,189
Accrued salaries, vacation and benefits	21,550	22,205
Other accrued expenses	28,372	26,256
Accrued contingent consideration	594	2,724
Negative cash book balance	1,769	2,906
	$93,254	$78,280

(8)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees in the United States. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2018, 2017 and 2016, we contributed 162,572, 104,751, and 111,326 shares, respectively, of our common stock directly to the Plan which had a value of approximately $3.0 million, $2.7 million and $2.7 million, respectively, and is recognized as compensation expense in the consolidated statements of operations for matching contributions to the Plan.

We also maintain several defined contribution pension schemes for our employees in the United States, United Kingdom and other countries. We contributed to these plans $2.7 million, $2.5 million and $2.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(9)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Income before income taxes:
Domestic	$5,577	$2,901	$13,988
Foreign	9,186	16,788	16,046
Total income before income taxes	$14,763	$19,689	$30,034

Income tax expense (benefit):
Current:
Federal	$388	$3,210	$5,511
State and local	378	256	1,152
Foreign	3,285	3,645	4,885
Total current	4,051	7,111	11,548
Deferred:
Federal	813	(241)	(1,039)
State and local	258	(176)	56
Foreign	(195)	104	(778)
Total deferred	876	(313)	(1,761)
Total income tax expense	$4,927	$6,798	$9,787

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2018	2017	2016
Federal income tax rate	21.0%	35.0%	35.0%
State and local taxes net of federal benefit	1.9	0.2	2.4
Domestic production deduction	—	(1.1)	(0.6)
Foreign tax rate differential	1.8	(8.8)	(5.8)
Permanent differences	2.7	(6.2)	4.8
Other	2.6	(0.9)	(3.2)
Global Intangible Low-taxed Income	1.5	—	—
Tax Cuts and Jobs Act of 2017	1.9	16.3	—
Effective tax rate	33.4%	34.5%	32.6%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company recognized the tax effects of the 2017 Tax Act in the year ended December 31, 2017 and recorded $3.2 million in income tax expense. The provisional tax benefit amount recorded related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.4 million. The provisional amount recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $4.6 million.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act in 2017 and throughout 2018. At December 31, 2018, we have completed our accounting for all the enactment-date income tax effects of the 2017 Tax Act. We increased our year ended December 31, 2017 tax expense related to the mandatory deemed repatriation of foreign earnings of $4.6 million to $4.9 million. No adjustment is required to the tax benefit of $1.4 million recorded for the year ended December 31, 2017, related to the remeasurement of certain deferred tax assets and liabilities.

The 2017 Tax Act creates a requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. The FASB Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis difference expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a current period expense when incurred.

Income tax expense was $4.9 million for the year ended December 31, 2018 compared to $6.8 million for the year ended December 31, 2017. Our effective income tax rate was 33.4% and 34.5% for the years ended December 31, 2018 and 2017, respectively. The decrease in the effective income tax rate compared to 2017 is primarily due to the non-recurring unfavorable effect of the 2017 Tax Act on the Company’s 2017 effective tax rate.

Uncertain Tax Positions

As of December 31, 2018 and 2017, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2015 through 2018 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$531	$559
Accrued liabilities and other	2,564	2,381
Stock-based compensation expense	296	599
Net federal, state and foreign operating loss carryforwards	1,953	1,432
Foreign tax credit carryforwards	266	—
Deferred tax assets	5,610	4,971
Valuation allowance on deferred tax assets	(1,385)	(1,502)
Deferred tax liabilities:
Other	1,181	208
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	10,784	5,312
Net deferred tax liabilities	$(7,740)	$(2,051)

As of December 31, 2018, we had foreign and U.S. state net operating loss carryforwards of $8.8 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2019.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $1.4 million and $1.5 million as of the years ended December 31, 2018 and 2017, respectively, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

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

(10) Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2017	$2,840	$—	$2,840
Additional restructuring charges	1,678	1,252	2,930
Payments	(3,252)	(661)	(3,913)
Liability as of December 31, 2018	$1,266	$591	$1,857

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we are organized into two global segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the existing Learning Solutions segment and the Professional & Technical Services segment. The Business Transformation Services segment includes the majority of the Performance Readiness Solutions segment and the Sandy Training & Marketing segment. Certain business units transferred between the existing operating segments to better align with the service offerings of the two new segments. During the fourth quarter of 2017, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $3.3 million for the year ended December 31, 2017 which is included in Restructuring charges on the consolidated statements of operations. The total remaining liability under these restructuring activities was $2.8 million as of December 31, 2017, of which $2.2 million is included in accounts payable and accrued expenses and $0.6 million is included in other noncurrent liabilities on the consolidated balance sheet.

For the year ended December 31, 2018, we recorded an additional $2.9 million of restructuring charges which are included in Restructuring charges on the consolidated statements of operations. The total remaining liability under these restructuring activities was $1.9 million as of December 31, 2018, of which $1.5 million is included in accounts payable and accrued expenses and $0.4 million is included in other noncurrent liabilities on the consolidated balance sheet. These restructuring activities were substantially complete as of June 30, 2018.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(11)	Stock-Based Compensation

Under our 2011 Stock Incentive Plan (the "2011 Plan"), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2018, there were 444,669 shares available for issuance of future grants of awards under the 2011 Plan and 399,716 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of revenue	$992	$2,832	$2,545
General and administrative expenses	358	757	684
Total stock-based compensation expense	$1,350	$3,589	$3,229

We recognized a deferred income tax benefit of $0.3 million, $1.2 million and $1.2 million, respectively, during the years ended December 31, 2018, 2017, and 2016 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2018, we had restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for our non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	3,000	$19.38
Granted	—	—
Exercised	(500)	19.38
Forfeited	—	—
Expired	(2,500)	19.38
Outstanding at December 31, 2018	—	$—	0.00	$—
Exercisable at December 31, 2018	—	$—	0.00	$—

We received cash for the exercise price associated with stock options exercised of less than $0.1 million during the year ended December 31, 2018 and $0.1 million during each of the years ended December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016 we settled 55,050 and 30,700 outstanding stock options, respectively, held by our employees by issuing 13,482 and 9,976 fully vested shares, respectively, which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was less than $0.1 million, $0.7 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, 2017 and 2016, we realized excess income tax benefits (deficiencies) of $(0.3) million $0.1 million and $0.1 million, respectively, related to stock option exercises or expirations and restricted stock vesting. As discussed in Note 1, upon adoption of ASU 2016-09 effective January 1, 2017, the excess tax benefits and deficiencies are recognized in income tax expense on our consolidated statements of operations. For 2016, the

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

income tax benefits are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

	Year ended December 31, 2018	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	148,234	$26.79
Granted	77,712	17.96
Vested	(87,970)	27.92
Forfeited	(5,223)	25.77
Outstanding and unvested, end of period	132,753	$20.91

The total intrinsic value realized by participants upon the vesting of restricted stock units was $1.3 million, $2.7 million and $1.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had unrecognized compensation cost of $1.8 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 2.1 years.

We have a long-term incentive program (LTIP) which provides for the issuance of performance-based and time-based restricted stock units under the 2011 Plan to certain executives. Under the LTIP, a target level of equity compensation is set for each officer. The total equity compensation is divided into performance-based and time-based restricted stock units. Under the program, it is expected that the Compensation Committee will set the performance-based goals within the first 90 days of each year. Vesting of the performance-based stock units (PSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee for a three-year performance period based on certain financial targets. We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

Summarized share information for our performance-based restricted stock units is as follows:

	Year ended December 31, 2018	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	189,068	$27.68
Granted	141,851	22.55
Vested	—	—
Forfeited	(63,956)	32.50
Outstanding and unvested, end of period	266,963	$23.80

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2018, we had unrecognized compensation cost of $0.2 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 2.0 years.

(12)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2018, there were 16,619,740 shares of common stock issued and outstanding. In addition, as of December 31, 2018, there were 399,716 shares reserved for issuance under outstanding equity compensation awards for unvested restricted stock units and an additional 444,669 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2018, 2017 and 2016, we repurchased approximately 354,000, 182,000 and 340,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million, $4.3 million and $8.0 million, respectively. As of December 31, 2018, there was approximately $3.8 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Securities Purchase Agreement

On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2018, Sagard beneficially owned 3,639,367 shares or 21.9% of our outstanding common stock.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(13) Business Segments

For the year ended December 31, 2018, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting during 2018 and conform to the current year's presentation.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, restructuring charges, other (expense) income, interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2018	2017	2016
Revenue:
Workforce Excellence	$316,814	$308,259	$305,915
Business Transformation Services	198,346	200,949	184,644
	$515,160	$509,208	$490,559
Gross Profit:
Workforce Excellence	$50,875	$52,958	$53,355
Business Transformation Services	26,868	29,069	26,802
Total gross profit	77,743	82,027	80,157
General and administrative expenses	54,848	55,753	47,162
Sales and marketing expenses	4,798	1,666	1,435
Restructuring charges	2,930	3,317	—
Gain (loss) on change in fair value of contingent consideration, net	4,438	1,620	(136)
Operating income	19,605	22,911	31,424
Interest expense	2,945	3,132	1,568
Other (expense) income	(1,897)	(90)	178
Income before income tax expense	$14,763	$19,689	$30,034

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2018	2017
Identifiable assets:
Workforce Excellence	$283,039	$241,277
Business Transformation Services	151,699	123,730
Total assets	$434,738	$365,007

Corporate and other assets which consist primarily of cash, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2018	2017	2016
Additions to property, plant and equipment:
Workforce Excellence	$1,321	$1,609	$685
Business Transformation Services	625	184	62
Corporate and other	888	941	655
	$2,834	$2,734	$1,402
Depreciation and amortization:
Workforce Excellence	$3,664	$2,643	$3,116
Business Transformation Services	2,827	2,770	1,994
Corporate and other	1,430	1,561	1,352
	$7,921	$6,974	$6,462

Information about our revenue in different geographic regions, which is attributable to our operations located primarily in the United States, United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
United States	$344,720	$350,632	$339,329
United Kingdom	92,059	100,466	93,017
Other	78,381	58,110	58,213
	$515,160	$509,208	$490,559

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2018	2017
United States	$280,097	$215,523
United Kingdom	72,048	75,862
Other	82,593	73,622
	$434,738	$365,007

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(14)	Fair Value Measurements
Our financial instruments measured at fair value include interest rate derivatives and contingent consideration in connection with business combinations. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, and the level they fall within the fair value hierarchy (in thousands):

			Fair Value
		Fair Value	December 31,
Financial Instrument	Financial Statement Classification	Hierarchy	2018	2017
Contingent consideration	Accounts payable and accrued expenses	Level 3	$594	$2,724
Contingent consideration	Other noncurrent liabilities	Level 3	83	1,502
Interest rate swap agreement	Other assets	Level 2	—	88
Interest rate cap agreement	Other assets	Level 2	—	285
We enter into interest rate swap and interest rate cap agreements to manage our interest rate risk on the variable rate borrowings our Credit Agreement as discussed more fully in Note 6. The fair value of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Changes in the fair value of the interest rate swap agreements are recorded as a component of accumulated other comprehensive income or loss. As discussed in Note 6, we terminated our interest rate derivatives in December 2018.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(15)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

Fiscal year ending:	Real property	Machinery and equipment	Total
2019	$9,727	$919	$10,646
2020	7,361	472	7,833
2021	5,264	256	5,520
2022	4,466	62	4,528
2023	3,864	34	3,898
Thereafter	8,671	—	8,671
Total	$39,353	$1,743	$41,096

Certain of the leases contain provisions for rent escalation based on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $10.9 million, $11.0 million and $9.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other

As of December 31, 2018, we had five outstanding letters of credit totaling $3.7 million, which expire in 2019 through 2022. In addition, we have three outstanding performance bonds totaling $12.4 million for contracts to be completed in 2019.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(16)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended						Year ended
2018	March 31	June 30	September 30		December 31		December 31
Revenue	$125,032	$133,691	$123,566		$132,871		515,160
Gross profit	17,679	22,573	19,199		18,292		77,743
Net income	2,632	3,575	3,244		385		9,836

Earnings per share:
Basic	$0.16	$0.22	$0.20		$0.02		$0.59
Diluted	$0.16	$0.22	$0.20		$0.02		$0.59

2017
Revenue	$122,447	$131,161	$124,097		$131,503		$509,208
Gross profit	19,388	22,435	18,646		21,558		82,027
Net income (loss)	4,086	5,863	3,281	(a)	(339)	(a)	12,891

Earnings (loss) per share:
Basic	$0.24	$0.35	$0.20		$(0.02)		$0.77
Diluted	$0.24	$0.35	$0.19		$(0.02)		$0.76
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(a) Includes a $2.6 million gross profit reduction in the third quarter ended September 30, 2017 due to a contract performance dispute resulting in an increase in estimated costs to complete a project for a foreign oil and gas client. During the quarter ended December 31, 2017, the client terminated the contract and we incurred a $1.8 million loss in the fourth quarter of 2017, of which $0.5 million is reflected as a reduction to gross profit and $1.3 million is included in SG&A expense and represents a bad debt reserve relating to accounts receivable from the client.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which are described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”
As a result of the material weaknesses identified, we performed additional analysis and other post-closing procedures intended to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 at the reasonable assurance level due to the material weaknesses described below. Notwithstanding these material weaknesses, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2018 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, and with the oversight of our Board of Directors, we conducted an evaluation of internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO Framework”).

We identified the following control deficiencies over the Oracle Fusion Cloud Service (ERP) system implementation and subsequent post-implementation processing:

•
Ineffective assignment of experienced knowledgeable resources to implement the ERP system, and ineffective assignment of roles, responsibilities, and authorities to manage internal and external resources.

•
Ineffective risk assessment processes over the development and execution of an effective ERP system development plan. Specifically, management (i) did not exercise sufficient governance and oversight, and (ii) did not design an effective ERP system development plan including appropriate pre-production testing, data conversion and data integrity, and post-production implementation controls and training of users to ensure that the ERP system and related controls were designed in accordance with financial reporting objectives.

•
Ineffective program change management controls over the completeness of information technology (IT) program and data changes affecting the ERP operating system, database and financial IT applications. Specifically, there was no active system log available to demonstrate the completeness and approval of all configuration changes that occurred since the implementation of the ERP system.

•
Ineffective user access controls to ensure appropriate segregation of duties and to adequately restrict user access to financial applications and related data commensurate with job responsibilities. Management did not perform appropriate user access reviews in the pre-production and post-implementation phases of the ERP system development.

•
Ineffective automated controls over the ERP system and ineffective manual controls that are dependent upon the completeness and accuracy of information derived from the ERP system. This includes automated and manual controls over all significant accounts presented in the consolidated financial statements.

Certain of these control deficiencies resulted in immaterial and material misstatements to the preliminary consolidated financial statements that were corrected in the audited consolidated financial statements prior to the release of our annual report in Form 10-K. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we have concluded that our internal control over financial reporting is not effective as of December 31, 2018.

On November 30, 2018, the Company acquired TTi Global, Inc. business, which has been excluded from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. This acquisition represented $25.9 million of assets (of which $8.2 million represented goodwill and intangible assets included within the scope of the assessment) and $4.8 million of revenues as of and for the year ended December 31, 2018, of our consolidated financial statements. TTi Global, Inc. will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included on page 47 in this Form 10-K.

Remediation Plan
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated. The remediation actions include:
System Development: enhancing our risk assessment process to include comprehensive review of results of system testing; engaging subject matter experts to assist in enhancing program processes and controls; performing continued validations of data included in the ERP system.
Program Change Management: ensuring that configuration changes are fully tested and approved prior to promotion to the ERP system; validating that configuration of reports utilized in internal control are complete and accurate; completing manual reviews of transactions to ensure processing and reporting of data is complete and accurate.

Logical Access: addressing segregation of duties conflicts and enhancing logical access approval controls to ensure appropriate user access; implementing additional reviews over user roles. We completed initial user access reviews at October 1, 2018 and December 31, 2018.
Monitoring activities: improving our monitoring processes to include regular assessment by management of activities assigned to external and internal resources; evaluating internal controls and completing internal assessments over the effectiveness of internal control; monitoring the results of our on-going remediation efforts.
Additionally, we are developing internal training programs to improve the knowledge of our personnel and to reduce our dependency on external service providers and to emphasize the importance of IT general controls in the Company’s internal control over financial reporting. We are providing timely reporting to the Audit Committee of the Board of Directors of results of remediation efforts.
We believe that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Except for the material weaknesses that were identified in fourth quarter but that arose earlier in 2018, there have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2019.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2018, we believe that during 2018 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2019.

Equity Compensation Plan information as of December 31, 2018

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans	444,669

For a description of the material terms of our stock-based compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2019.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Operations – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016

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

10.34
Separation Agreement, dated December 21, 2017, between GP Strategies Corporation and Sharon Esposito-Mayer. Incorporated herein by reference to Exhibit 10.34 of GP Strategies Corporation's Form 10-K for the year ended December 31, 2017.

10.35
Second Amendment to Fifth Amended and Restated Financing and Security Agreement dated June 29, 2018, by and between GP Strategies Corporation, as US Borrower and General Physics (UK) Ltd. GP Strategies Holdings Limited, GP Strategies Limited and GP Strategies Training Limited, collectively as UK Borrowers, and Wells Fargo Bank, National Association as Lender. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation's Form 8-K filed July 6, 2018.

10.36	Employment Agreement by and between the Company and Adam H. Stedham dated August 2, 2018. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation's Form 8-K filed August 8, 2018.
10.37	Long Term Incentive Plan adopted on April 20, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q for the quarter ended June 30, 2018.
10.38	Short Term Incentive Plan adopted on August 8, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q for the quarter ended September 30, 2018.
10.39	Further Amended and Restated Agreement by and between HSBC Global Services (UK) Limited and GP Strategies Limited relating to the Provision of Global Learnings Services, dated as of November 5, 2018.*
10.40
Credit Agreement by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited and GP Strategies Training Limited, as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018.*

10.41
Share purchase agreement by and among GP Strategies Corporation, as Buyer, TTi Global, Inc., as the Company, the Lori A. Blaker Trust dated October 4, 2000, as amended, and Lori A. Blaker, as Sellers, and Lori A. Blaker, as Sellers' Representative, dated November 30, 2018.*

21	Subsidiaries of GP Strategies Corporation*
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*
101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 1, 2019	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chairman of the Board & Chief Executive Officer (Principal Executive Officer and Director)	April 1, 2019

/s/ Michael R. Dugan
Michael R. Dugan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019

/s/ Samuel D. Robinson
Samuel D. Robinson	Lead Independent Director	April 1, 2019

/s/ Tamar Elkeles
Tamar Elkeles	Director	April 1, 2019

/s/ Marshall S. Geller
Marshall S. Geller	Director	April 1, 2019

/s/ Steven E. Koonin
Steven E. Koonin	Director	April 1, 2019

/s/ Jacques Manardo
Jacques Manardo	Director	April 1, 2019

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	April 1, 2019