Form 10-K/A
period 2018-12-31
GP STRATEGIES CORP
filed 2019-04-30
CIK 70415

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively. This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2018, originally filed on April 1, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of the date of this filing.

Name	Age	Position
Scott N. Greenberg (1), (5)	62	Chairman of the Board and Chief Executive Officer
Samuel D. Robinson (1), (2), (3), (4)	45	Lead Independent Director
Tamar Elkeles (2), (5)	50	Director
Marshall S. Geller (1), (2), (3), (4)	80	Director
Steven E. Koonin (5)	67	Director
Jacques Manardo	72	Director
Richard C. Pfenniger, Jr. (3), (4)	63	Director
Adam H. Stedham	50	President
Russell L. Becker	44	Executive Vice President & Chief Sales Officer
Patricia R. Begley	62	Executive Vice President
Kenneth L. Crawford	60	Executive Vice President, General Counsel & Secretary
Michael R. Dugan	51	Executive Vice President & Chief Financial Officer
Donald R. Duquette	65	Executive Vice President
_______________________

(1)	Member of the Executive Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating / Corporate Governance Committee.

(4)	Member of the Audit Committee.

(5)	Member of Government Security Committee.

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

Scott N. Greenberg has been Chief Executive Officer of the Company since April 2005 and was appointed Chairman of the Board in August 2018. He was President of the Company from 2001 until 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions since joining the Company in 1981. Mr. Greenberg was also a Director of Wright Investors’ Service Holdings Inc., from 2004 to 2015. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. Mr. Greenberg has served on our board of directors since 1987. As our Chief Executive Officer, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

Samuel D. Robinson is President of Sagard Holdings ULC ("Sagard") and its subsidiary, Sagard Capital Partners Management Corporation, and a Vice President of Power Corporation of Canada ("Power"). He joined Sagard and Power in 2016 after an 18 year career at Goldman Sachs. He served in a variety of positions at Goldman Sachs, including Chief Administrative Officer and head of strategy for the global Investment Banking Division, Chief Operating Officer for the firm's emerging markets businesses, Asia Regional Chief of Staff and Chief of Staff to the firm's President. Earlier, he trained as a financial institutions investment banker, worked in venture capital and was involved for many years in corporate strategy and investor relations. Mr. Robinson currently serves on the boards of Sagard and Integramed America, Inc. He holds a M. A. and a M. Phil., both from Christ Church, Oxford University. Mr. Robinson has served on our Board of Directors since August 2016 and was appointed Lead Independent Director in August 2018. Mr. Robinson brings to the Board experience in strategy, business operations, M&A, capital raising, and in working closely with leaders to maximize their own strategic and operational impact.

Dr. Tamar Elkeles is currently the Chief Human Resources Officer at XCOM Labs, Inc., a wireless technology company. Previously, she was Chief Talent Executive for Atlantic Bridge Capital. Prior to that she was the Chief People Officer at Quixey, Inc. from 2015 to 2016, and from 1992 to 2015, was a human resources executive leading learning, organization development and employee communications at Qualcomm, including 17 years as Qualcomm's Chief Learning Officer. She currently serves on the Board of Advisors of the Forbes School of Business & Technology at Ashford University and the Editorial Board for "Chief Learning Officer", a multimedia publication focused on the enterprise learning market. Previously, she was on the Board of Directors, and is still a very active member of, the Association for Talent Development. Dr. Elkeles also serves as a strategic advisor to several start-up companies in the education technology sector. She holds a B.A. in both Psychology and Human Development from the University of Kansas, and both a M.S. and PhD in industrial and organizational psychology from the California School of Professional Psychology. Dr. Elkeles brings experience as a Chief Learning Officer and human resource executive, and relationships with other learning executives at global Fortune 500 companies and in the overall human capital field.

Marshall S. Geller was a Founder of St. Cloud Capital, a Los Angeles based private equity fund, and Senior Investment Advisor from December 2001 until September 2017. He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently on the Board of Directors of UCLA Health System and VerifyMe, Inc. and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. Previously Mr. Geller was a director of Guidance Software, Inc., National Holdings Corporation, California Pizza Kitchen and Wright Investors' Services Holdings, Inc. Mr. Geller has served on our Board of Directors since 2002. As the managing partner of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and adviser to companies in various sectors.

Dr. Steven E. Koonin is a University Professor at New York University (NYU), where he is also Professor of Information, Operations, and Management Sciences in the Stern School of Business and of Civil and Urban Engineering in the Tandon School of Engineering. Dr. Koonin served as the Founding Director of NYU's Center for Urban Science and Progress from April 2012 through August 2018. Prior to joining NYU, Dr. Koonin served as Undersecretary for Science at the U.S. Department of Energy from May 2009, following his confirmation by the U.S. Senate, until November 2011. Before joining the government, Dr. Koonin spent five years, from March 2004 to May 2009, as Chief Scientist for BP, p.l.c. From September 1975 to July 2006, Dr. Koonin was a professor of theoretical physics at Caltech and was the institute’s Provost from February 1995 to January 2004. Dr. Koonin was a director of CERES, Inc., a publicly traded company pursuing genetically enhanced bioenergy crops, from 2012 to 2015. His memberships include the U.S. National Academy of Sciences, the American Academy of Arts and Sciences, the Council on Foreign Relations, and previously the Trilateral Commission. He has been a member of the JASON advisory group from July 1988 to May 2009, and from November 2011 to present, and served as the group’s chair from 1998 to 2004. He also has served as an independent governor of the Lawrence Livermore National Security LLCs since July 2012, of the Los Alamos National Laboratory LLC from 2012 to 2018, and of the Sandia Corporation from 2016 to 2017, as well as serving on the Secretary of Energy’s Advisory Board from 2013 to 2016. Dr. Koonin holds a B.S. in Physics from Caltech and a Ph.D. in Theoretical Physics from MIT and has been a Trustee of the Institute for Defense Analyses since 2014. Dr. Koonin has served on our Board of Directors since June 2016 and brings extensive experience in science, education, energy and government to our Board of Directors.

Jacques Manardo is a former CEO and Managing Partner of Deloitte Europe. After 33 years in the audit and consulting profession, Mr. Manardo retired in 2001 from Deloitte, where he was the founding partner of the French practice, the CEO for Europe and global managing partner for services to the firm's top 300 clients. In 2001, he became an angel investor, director and advisor, and has since conducted special consulting assignments on mergers and acquisitions and other complex transactions. Mr. Manardo is currently a board member of a private investment fund, Yam Invest, in Amsterdam, and a trustee of the French Institute-Alliance Francaise, Chair of the Finance Committee in New York City. He was a member of the Board of the Banking and Insurance Fortis Group from 2004 until 2009, was a senior advisor to HIG, a Miami based hedge fund from 2006 to 2012, and previously served on the boards of several other commercial and non-profit entities. Mr. Manardo is a CPA and a Doctor in Law of Paris University. Mr. Manardo brings previous board experience and business leadership experience in the global services industry, which we believe will be beneficial as we continue to expand globally.

Richard C. Pfenniger, Jr. is currently a private investor who previously served as a senior executive at several companies. He served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and as Interim Chief Executive Officer of Integramed America, Inc., a manager of outpatient fertility centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of TransEnterix, Inc. (a medical device company), Opko Health, Inc. (a multi-national pharmaceutical and diagnostics company), and BioCardia, Inc. (a regenerative medicine company). Previously, he was a director of Wright Investors' Services Holdings, Inc. Mr. Pfenniger has served on our Board of Directors since 2005. Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and prior experience in the education industry brings relevant experience managing a growth-oriented business and balancing the demands of clients, employees and investors.

Officers of the Registrant

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

Patricia R. Begley has been Executive Vice President of GP Strategies since April 2011, when the Company acquired the consulting business of RWD Technologies (“RWD”). Prior to joining RWD in 2005, Ms. Begley was with SAP America where she served as Senior Vice President, Education for North America, from 2001 to 2005 and held a variety of training and financial positions from 1996 to 2001. From 1988 to 1996, Ms. Begley was Manager of the Mid-Atlantic Consumer Products group for Sony Corporation of America. Prior to that, she held accounting positions at Owens Illinois, International Playtex and Chesapeake Paper Company. Ms. Begley received a B.S. degree in Business Administration/Accounting from Montclair State College.

Kenneth L. Crawford is Executive Vice President, General Counsel and Secretary of GP Strategies. He was Senior Vice President, General Counsel and Secretary of GP Strategies from April 2007 to March 2018, at which time he was appointed an Executive Vice President.  He became a Senior Vice President of General Physics (the Company's former principal operating subsidiary which merged with the Company in 2011) in March 2006, was a Vice President of General Physics from 1991 to March 2006, and became General Counsel of General Physics in 1991 and Secretary of General Physics in 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law. Mr. Crawford is a graduate of the University of Michigan Law School.

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

Donald R. Duquette has been Executive Vice President of GP Strategies since September 2008. He was a Senior Vice President of General Physics from 2004 to 2008. He was a Vice President of General Physics from 1989 to 2004 and held various other positions since joining General Physics in 1979. Mr. Duquette holds a Bachelor of Science degree in mechanical engineering from Johns Hopkins University and an Executive MBA from Loyola College.

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

Audit Committee

Our Audit Committee assists our Board in fulfilling its oversight responsibility with respect to our auditing, accounting, financial reporting and internal control functions as set forth in its charter. The Audit Committee also approves the services provided by our independent registered public accounting firm, and monitors and evaluates its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence. Our Audit Committee currently consists of Richard C. Pfenniger, Jr., Chairman, Marshall S. Geller and Samuel D. Robinson. The Board of Directors has determined that Mr. Pfenniger qualifies as an “audit committee financial expert” under applicable SEC regulations and that all three members of the Audit Committee are independent under the NYSE listing standards.

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

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. We will provide a copy of such code to any stockholder who requests one by contacting our Secretary, 70 Corporate Center, 11000 Broken Land Parkway, Suite 200, Columbia, MD 21044. We did not implement any changes to our process for stockholder recommendations of director nominees during 2018.

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

•
Develop guidelines and review the performance of executive officers of the Company, make recommendations to the Board with respect to the compensation of our executive officers (other than the Chief Executive Officer) and incentive-compensation plans and equity-based plans, and establish criteria for the granting of stock-based compensation to our officers and other employees, and review and approve the granting of stock-based compensation in accordance with such criteria;

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

The Compensation Committee is responsible for making or recommending to the Board compensation decisions regarding the Chief Executive Officer, the President, the Chief Financial Officer and our other executive officers. The Compensation Committee is also involved in making or recommending to the Board compensation decisions regarding certain key non-executive officer employees.
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
Results of 2018 Stockholder Say on Pay Vote
At our 2018 annual meeting of stockholders our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with 13,834,817 shares voting in favor (representing over 99% of shares voted and approximately 84% of shares outstanding), 104,533 shares voting against, 18,515 shares abstaining and 921,602 shares held by brokers not voting. These results are similar to the stockholder votes on executive compensation at our 2017 annual meeting of stockholders, so we believe that our stockholders are generally supportive of the amounts and the manner in which Named Executive Officers have been compensated. The Compensation Committee did not consider the results of the 2018 stockholder advisory vote on executive compensation when making decisions regarding executive compensation in 2018.

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

Elements of Compensation

Base Salary

General

The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make or recommend compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and Company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer as to officers other than the Chief Executive Officer, and the compensation levels for individuals with similar credentials. Our executive officers' salaries are set based on survey market data with salaries being at levels between the 50th and 75th percentiles for executives in similar positions at similarly sized companies.

Cash-Based Incentive Compensation (Bonus)

Bonuses to our Chief Executive Officer

The employment agreement with our Chief Executive Officer contains a formula for determining his annual cash bonus. The formula ties the bonus payable to him to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions and other extraordinary or unusual nonrecurring items as defined in his employment agreement. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated from our audited financial statements by adding back interest expense, income tax expense, depreciation and amortization to net income, and adjusting for certain non-recurring items such as gains or losses on the change in fair value of contingent consideration. Under his employment agreement, the Chief Executive Officer’s bonus is (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50% of his base salary for that year. In calculating the bonus for Mr. Greenberg, for any year in which we acquire any business, the formula set forth in his employment agreement requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place.
For 2018, our Adjusted EBITDA, as defined in the earnings press release dated March 18, 2019, decreased 23%. As a result, no bonus was paid to Mr. Greenberg with respect to the year ended December 31, 2018 pursuant to his employment agreement or otherwise.

Bonuses to our other Named Executive Officers

Our Short-Term Incentive Program (the "STIP") provides for the payment of cash bonuses to eligible employees of the Company and its subsidiaries, including all of the Named Executive Officers except for Scott Greenberg. Mr. Greenberg, the Company’s Chief Executive Officer, is not eligible to participate in the STIP as his cash bonus is determined under his individual employment agreement as described above.
A new STIP was adopted in 2018. The STIP divides eligible employees into three categories based on their levels of responsibility. Category 1 consists of the members of the Executive Council of the Company, other than the Chief Executive Officer, currently the President, Chief Financial Officer, Chief Sales Officer, General Counsel, and the Executive Vice Presidents in charge of the Workforce Excellence and Business Transformation Services Segments. This category includes all of the Company’s Named Executive Officers. Category 2 consists of any Executive Vice President or Senior Vice President of the Company who is not included in Category 1. Category 3 consists of the other Vice Presidents of the Company. The STIP also establishes a general pool for paying short-term incentives to all other eligible employees of the Company.

For each category of participants (other than those in the general pool), the STIP establishes the target level of short-term incentive opportunity, types of performance objectives, and allocation of incentives among those types of performance objectives. The specific performance objectives to be used and the thresholds for earning part or all of the short-term incentive opportunity allocated to each of those objectives are established each year in accordance with the terms of the STIP applicable for the category.

Employees in Category 1 (which includes the participating Named Executive Officers) have a target short-term incentive opportunity of 75% of annual base salary, which is earned based on achievement against a mix of Company-level objectives. Participants in the STIP will generally have the opportunity to earn 20% (Minimum Level), 60% (Medium Level), 100% (Target Level) or 150% (Maximum Level) of their target compensation based on their levels of achievement on various performance measures. However, for 2018, the Board of Directors set the Minimum, Medium, Target and Maximum levels at 15%, 50%, 75% and 100% of the target short-term incentive opportunity. For the Category 1 employees, 20% of the target short-term incentive opportunity is allocated to an organic revenue growth objective, 30% to an adjusted EBITDA growth objective, 20% to an acquired revenue growth objective, and 30% to an acquired EBITDA growth objective. Under the STIP, the Company will make short-term incentive awards in respect of achievement of acquisition-related objectives in the form of restricted stock units vesting one year after the grant date.

Regardless of the level of achievement on Company or individual performance measures, the Company will not make any awards under the STIP unless the Company achieves the minimum Adjusted EBITDA objective (or other minimum threshold) set by the Compensation Committee for the STIP year. For 2018, the Compensation Committee set a minimum Adjusted EBITDA of $42.0 million. For the year ended December 31, 2018, we reported Adjusted EBITDA of $37.9 million. Therefore, no awards were made under the STIP with respect to 2018.

The STIP may change at any time at the discretion of the Compensation Committee of the Board of Directors. Awards under the Plan require the authorization and approval by the Compensation Committee of the Board of Directors.

The table below summarizes the allocation of the bonus opportunity among each applicable annual performance goal set for the year ended December 31, 2018, the maximum potential bonus, performance goals at minimum (threshold) and target values and the actual percentage of bonus earned for each target for our Named Executive Officers that participate in the STIP.

	2018 Bonus Targets by Performance Goal
	% of Bonus Target	Maximum Potential Bonus (% of salary)	Performance Goal at Minimum (15% Payout)	Performance Goal at Maximum (100% Payout)	Actual Bonus % Earned

Organic revenue	20%	20%	$537.4 million	$558.9 million	—%
Adjusted EBITDA	30%	30%	$51.1 million	$54.8 million	—%
Acquired revenue	20%	20%	$43.0 million	$75.2 million	20.0%
Acquired EBITDA	30%	30%	$4.0 million	$7.5 million	22.5%
Total	100%	100%			42.5%	(1)

__________________________

(1)
No bonuses were payable under the STIP as the Company did not achieve the minimum Adjusted EBITDA of $42.0 million for the year ended December 31, 2018 despite certain of the performance measures being achieved.

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
On April 20, 2018 the Compensation Committee approved certain changes to our Long-Term Incentive Program (“LTIP”) and also approved grants of performance-based restricted stock units to certain officers, including the Named Executive Officers, under the 2011 Plan. The new LTIP provides a target level of equity compensation for each participant, which is determined by multiplying the officer’s annual base salary by a number. The Committee revised the plan to change the multiplier for Scott Greenberg, our Chief Executive Officer, from 1.4 to 1.3, for Adam Stedham, President to 1.1, for Executive Vice Presidents to 0.8 (including named executive officers Michael R. Dugan, Russell Becker and Donald R. Duquette), and Senior Vice Presidents who participate in the plan to 0.6. The Committee also revised the LTIP to provide that all new grants of restricted stock units under the LTIP will have performance-based vesting.
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
Pursuant to the authority granted to it under the 2011 Plan, on April 20, 2018 the Compensation Committee granted performance-vesting restricted stock units to certain officers, including all of the Named Executive Officers, and established the performance-vesting measures and targets for the performance period applicable to the grants. Employees will not be entitled to the performance-based restricted stock units unless they are an employee through the end of a three-year performance period running through December 31, 2020, except in case of the recipient's death or disability, retirement, or upon a change in control, which will result in pro rata vesting to the extent that the Compensation Committee determines that the targets it established have been achieved.

For the 2018-2020 performance period, the Compensation Committee authorized the following performance metrics and vesting schedule for the LTIP grants:

Equity Value per Share
Metric	% Vesting	3 Year CAGR of Share Value
<$24.89	0%	0%
24.89	10%	0%
31.35	25%	8%
33.13	50%	10%
34.97	75%	12%
37.85	100%	15%
40.89	125%	18%
Up to 177,314 shares of our common stock could be issued in respect of the performance-vesting restricted stock units granted in 2018 if the target performance levels established by the Compensation Committee for both corporate objectives are achieved or exceeded during the 2018-2020 performance period.
Under the prior LTIP, the performance measures for the 2017 and 2016 grants were based on average annual return on capital ("ROIC") and average annual growth in EBITDA (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) ("Adjusted EBITDA"). For both of the three-year performance periods ended December 31, 2019 and 2018, the vesting terms for each grant were based 50% based on a target level of ROIC and 50% based on a target level of Adjusted EBITDA. For the three year performance period ended December 31, 2018, we did not meet the minimum ROIC or Adjusted EBITDA targets and, therefore, no awards from the 2016 grant of performance-based stock units vested.

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

•
Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the Named Executive Officers. During 2018, the executive life insurance policies provided coverage up to five times the executive’s annual base salary. The premiums are fully paid by us. A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•
Automobile Allowances: During 2018, each of the Named Executive Officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

Employment Agreements, Severance Benefits and Change in Control Provisions
Messrs. Greenberg, Stedham, Duquette and Becker have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report. Mr. Dugan does not have a written employment agreement.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the Named Executive Officers for the years ended December 31, 2018, 2017 and 2016. The named executive officers are the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Scott N. Greenberg Chief Executive Officer	2018	560,000	—	546,003	—	—	(3)	31,025	1,137,028
	2017	560,000	—	554,285	—	—	(3)	29,278	1,143,563
	2016	560,000	—	332,999	—	—	(3)	29,278	922,277

Michael R. Dugan Executive Vice President & Chief Financial Officer	2018	275,000	—	164,998	—	—	(4)	18,105	458,103
	2017	212,708	—	45,621	—	—	(4)	15,130	273,459
	2016	201,875	—	31,582	—	15,000	(4)	14,845	263,302

Adam H. Stedham President	2018	390,588	—	391,880	—	—	(4)	135,422	917,890
	2017	237,500	—	78,991	—	—	(4)	13,100	329,591
	2016	225,000	—	54,668	—	25,000	(4)	12,893	317,561

Donald R. Duquette Executive Vice President	2018	350,000	—	210,002	—	—	(4)	29,674	589,676
	2017	350,000	—	204,833	—	—	(4)	29,836	584,669
	2016	350,000	—	141,700	—	25,193	(4)	29,700	546,593

Russell L. Becker Executive Vice President & Chief Sales Officer (5)	2018	286,538	—	255,000	—	—	(4)	10,837	552,375

_______________________

(1)
Reflects the grant date fair value for financial statement reporting for awards of restricted stock units or stock options in the year they were granted. For assumptions used in computing the fair value of stock-based compensation awards, see Note 11 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on April 1, 2019.

(2)
All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Other (6)	Total ($)
Scott N. Greenberg	2018	7,400	10,755	12,870	—	31,025
	2017	7,200	9,208	12,870	—	29,278
	2016	7,200	9,208	12,870	—	29,278

Michael R. Dugan	2018	5,775	8,673	3,657	—	18,105
	2017	5,956	7,350	1,824	—	15,130
	2016	5,653	7,476	1,716	—	14,845

Adam H. Stedham	2018	5,804	9,823	2,925	116,870	135,422
	2017	5,625	7,272	203	—	13,100
	2016	5,738	7,155	—	—	12,893

Donald R. Duquette	2018	7,517	9,287	12,870	—	29,674
	2017	7,200	9,766	12,870	—	29,836
	2016	7,140	9,690	12,870	—	29,700

Russell L. Becker	2018	—	9,314	1,523	—	10,837

_______________________

(3)	Bonus pursuant to Mr. Greenberg’s employment agreement. See Compensation Discussion & Analysis.

(4)	Bonus pursuant to the Company’s Short-term Incentive Plan. See Compensation Discussion & Analysis.

(5)	Mr. Becker joined the Company as Chief Sales Officer on January 2, 2019.

(6)	For 2018, includes $116,870 paid to Mr. Stedham for relocation and moving expenses in connection with his relocation to the Company's Columbia, MD headquarters office.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards granted during the year ended December 31, 2018 to our named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant date fair value of stock and option awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott N. Greenberg	n/a	—	—	280,000
	4/20/2018				3,228	32,284	40,355		546,003

Michael R. Dugan	n/a	30,938	154,687.5	206,250
	4/20/2018				976	9,756	12,195		164,998

Adam H. Stedham	n/a	45,000	225,000	300,000
	4/20/2018				2,317	23,171	28,964		391,880

Donald R. Duquette	n/a	39,375	196,875	262,500
	4/20/2018				1,242	12,417	15,521		210,002

Russell L. Becker	n/a	33,750	168,750	225,000
	4/20/2018				1,064	10,643	13,304		180,000
	1/2/2018							3,158	75,000
_____________________________

(1)
For Mr. Greenberg, the maximum potential bonus is capped at 50% of his base salary. For the other Named Executive Officers, the target bonus opportunity is 75% of the executive's annual base salary. For 2018, the maximum potential bonus may not exceed 75% of the executive's annual base salary. No bonuses were earned by any of the Named Executive Officers in respect of the year ended December 31, 2018 pursuant to the terms of the STIP or employment agreement, as applicable (see Compensation Discussion & Analysis).

(2)
The amounts reported in these columns show the threshold, target and maximum award opportunities for the performance-based restricted stock units granted to the Named Executive Officers. These restricted stock units vest on December 31, 2020, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to the Company's Equity Value per Share are met during a three-year performance period. The threshold amounts represent the minimum number of shares payable for a certain level of performance, the target amount represents 100% payout and the maximum amount represents 125% of the target payout possible under the plan.

(3)
The amounts reported in this column represent the time-based restricted stock units granted to the Named Executive Officers. These restricted stock units vest subject to the executive's continued employment with the Company over a future period as specified in the executive's restricted stock unit agreement.

(4)
The amounts reported in this column represent the grant date fair value of each equity award computed for financial statement reporting. In the case of the performance-based restricted stock units, the amounts reported are based upon the probable outcome of the applicable performance-based vesting conditions at the time of grant at the target payout level. Assumptions made in computing the grant date fair value of these awards are described in Note 11 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on April 1, 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2018:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Scott N. Greenberg	—	—	—	—	—	—	87,236	1,100,046
Michael R. Dugan	—	—	—	—	618	7,793	12,912	162,820
Adam H. Stedham	—	—	—	—	1,070	13,493	28,635	361,087
Donald R. Duquette	—	—	—	—	2,775	34,993	26,582	335,199
Russell L. Becker	—	—	—	—	3,158	39,822	10,643	134,208
_________________________

(1)	The amounts in these columns are calculated by multiplying the number of shares by the closing market price of our Common Stock on December 31, 2018 of $12.61 per share.

(2)
Represents the maximum number of shares that can be earned pursuant to the grant of performance-based restricted stock units. These restricted stock units vest, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to certain financial measures established for each grant are met during a three-year performance period.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2018.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	—	—	9,073	118,293
Michael R. Dugan	—	—	1,587	21,558
Adam H. Stedham	—	—	2,698	36,593
Donald R. Duquette	—	—	5,886	78,507
Russell L. Becker	—	—	—	—
_________________________

(1)	Represents stock units which vested during 2018. Value realized upon vesting is based on the closing market price of our Common Stock on each vesting date.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

With the exception of Michael Dugan, we have written employment agreements with the four other named executive officers. The employment agreements for these Named Executive Officers provide for various payments and benefits to be made to them if their employment with us is terminated for certain reasons. The circumstances in which payments may be made and the potential amounts of those payments are described in this section. We believe that the payments provided for in these agreements are reasonable and appropriate as part of the total compensation packages available for our Named Executive Officers. The following description of certain terms of the employment agreements with our Named Executive Officers is a summary and is subject to, and qualified in its entirety by, the agreements, which have been filed as exhibits to our filings with the SEC. The employment agreement between us and Mr. Greenberg provide for termination by either party on two years’ notice, unless sooner terminated:

•by the executive’s death or disability;
•by the executive for “good reason,” as defined below;
•by us for “cause,” as defined below; or
•by mutual agreement between us and the executive.

The employment agreements between us and each of Messrs. Stedham, Duquette and Becker will continue in effect until terminated:

•by the executive’s death or disability;
•by the executive for “cause,” as defined below;
•by us for “cause,” as defined below;
•by us or the executive by giving the other a period of “required notice,” as defined below; or
•by mutual agreement between us and the executive.

The “required notice” period is 18 months for Mr. Stedham, 12 months for Mr. Duquette and six months for Mr. Becker.

The discussion and tables below reflect the estimated termination benefits that would be paid or accrue to each of the Named Executive Officers in the event of the following termination scenarios:

◦
Termination by the Company for Cause – If we terminate the employment of one of the named executives for “cause,” as defined below, such executive would be entitled to unpaid base salary and continuation of benefits through the date of termination only.

“Cause” is defined under the employment agreements of Mr. Greenberg as follows:

•	Willful and continued failure to substantially perform his duties or obligations under the employment agreement (after notice and failure to cure); or

•	Willful engaging in misconduct which is materially monetarily injurious to us.

“Cause” as defined under the employment agreements of Messrs. Stedham, Duquette and Becker exists if such executive shall:

•
Be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude (for Mr. Duquette); be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime which could reasonably be expected to have a significant detrimental impact on the Company’s reputation (for Mr. Stedham); or be indicted for, charged with, convicted of, plead guilty or plead nolo contendere to a felony or other crime which could reasonably be expected to have a significant detrimental impact on the Company’s reputation (for Mr. Becker); or

•
Be the subject of a civil or administrative action for an illegal act which could reasonably be expected to have a significant detrimental impact on the Company’s reputation and not deny the act or be found by the relevant authority to have committed the act (for Mr. Stedham only); or

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

◦
Termination upon disability – We may terminate the employment of a Named Executive Officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Messrs. Stedham, Duquette or Becker are unable to fully discharge his duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his employment as of a date specified in a notice of termination given to such employee.

◦
Termination upon death – In the event of death, each of the Named Executive Officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Mr. Greenberg – an amount equal to his full salary for one year after the date of death; and for Mr. Duquette – his full salary through the end of the calendar month within which termination occurred plus his full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his employment, he shall be deemed to have been employed through the remaining period under the employment agreement.

◦
Termination by the Company without cause or by the Executive for “good reason” or “just cause” – If we terminate a Named Executive Officer’s employment without cause or a Named Executive Officer terminates his or her employment for “good reason” or “cause,” as defined below, then the Named Executive Officer would be entitled to certain compensation discussed in detail below.

“Good reason” is defined under the employment agreements of Mr. Greenberg as follows:

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

Mr. Duquette shall be deemed to have resigned for “just cause” under the terms of his employment agreement, in the event that he resigns within sixty days following either:

•
Our imposition, without express written consent of the executive, of any significant change in his function, duties, or responsibilities that is not consistent with him being an executive, unless we rescind or modify such change within ten business days after receipt of written notice from the executive; or

•
Our failure to make any material payment, or provide any material benefit to the executive pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from the executive; or

•	Our breach of any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from the executive.
Mssrs. Stedham and Becker may terminate their employment agreements for “good reason” if:

•	We reduce the executive’s base salary without his consent and fail to restore it to its previous level within 30 days after notice from the executive;

•
Our failure to make any material payment, or provide any material benefit to the executive pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from the executive; or

•	Our breach of any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from the executive.
Mr. Stedham may also terminate his employment agreement for “good reason” if:

•	We change his title or job duties in any material respect which diminishes his position or damages his professional reputation; or

•
We eliminate (and not replace with a comparable alternative), reduce, or fail to make any material payment without his consent with respect to restricted stock granted to him under our Long-Term Incentive Program and fail to restore it within 30 days after notice from him; or

•
We relocate our headquarters more than 30 miles for Columbia, Maryland despite his written objection and we fail to provide reasonable accommodations which would enable him to maintain a work/life balance comparable to what exists prior to the relocation.

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

Termination Provisions of Employments Agreement with Messrs. Stedham, Duquette and Becker

If during the term of Messrs. Stedham, Duquette’s or Becker's employment agreements we terminate his employment without “cause” or any of them terminates his employment for good reason or just cause and he is in full compliance with his obligations under the employment agreement, we are obligated to pay the executive his base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he would have been entitled to had his employment not terminated, for a period of time after termination equal to the length of the required notice.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2018 with respect to the five Named Executive Officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the Named Executive Officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

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

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control
Scott N. Greenberg
Salary	$560,000	(1)	$—		$—		$—
Severance	—		1,680,000	(2)	1,680,000	(2)	1,120,000	(3)
Benefits continuation	—		30,932	(4)	30,932	(4)	20,621	(5)
Total	$560,000		$1,710,932		$1,710,932		$1,140,621
Michael R. Dugan
Salary	$—		$137,500	(6)	$—		$—
Stock units (7)	—		—		7,793		7,793
Benefits continuation	—		5,155	(6)	—		—
Total	$—		$142,655		$7,793		$7,793
Adam H. Stedham
Salary	$—		$600,000		$—		$—
Stock units (7)	—		—		13,493		13,493
Benefits continuation	—		15,466	(9)	—		—
Total	$—		$615,466		$13,493		$13,493
Donald R. Duquette
Salary	$58,333	(10)	$350,000	(1)	$—		$—
Stock units (7)	—		—		34,993		34,993
Benefits continuation	—		10,311	(11)	—		—
Total	$58,333		$360,311		$34,993		$34,993
Russell L. Becker
Salary	$—		$150,000	(6)	$—		$—
Benefits continuation	—		5,155	(6)	—		—
Total	$—		$155,155		$—		$—
____________________

(1)	Represents one year of current salary as of December 31, 2018.

(2)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)	Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(5)	Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(6)	Represents six months of severance and continued benefits based on the Company's severance policy for terminations without cause typically offered to vice presidents.

(7)
Represents the value of the number of time-based restricted stock units deemed to have vested in the event of a change in control of the Company. Value is based on the closing price of our common stock on December 31, 2018 of $12.61.

(8)	Represents eighteen months of current salary as of December 31, 2018.

(9)	Represents an estimate of the incremental cost to the Company for benefits continuation for eighteen months subsequent to the termination date.

(10)	Represents two full calendar months of current salary as of December 31, 2018.

(11)	Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

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
We used the same median employee for the 2018 pay ratio disclosure as there were no changes that would significantly impact this disclosure. The 2018 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $1,137,028 as reported in the Summary Compensation Table of this filing. The 2018 annual total compensation as determined under Item 402 of Regulation S-K and described above for our median employee was $56,499. The ratio of our CEO's annual total compensation to our median employee's annual total compensation for the fiscal year 2018 was approximately 20 to 1.
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

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. The following summarizes the annual compensation payable to our non-employee directors as approved by the Board of Directors for the year ended December 31, 2018:

•	Base annual fee of $45,000;

•
Additional annual fee of $40,000 for serving as Chairman of the Board, excluding the Chief Executive Officer (beginning in 2019, our Lead Independent Director will also receive an annual fee of $40,000);

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

•
Additional annual fee of $12,000 for serving as Chairman of the Nominating/Corporate Governance Committee (beginning in 2019, directors serving on this committee (other than the Chairman) will receive an additional annual fee of $5,000);

•	Additional annual fee of $10,000 for serving as Chairman of the Government Security Committee; and

•
500 fully vested shares of our common stock per quarter (beginning in 2019, directors will receive $11,250 per quarter of our common stock, with the number of shares calculated based on the closing price of our common stock at the end of the quarter).

These annual fees are prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees were paid in shares of our common stock. Beginning in 2019, directors may elect to be paid up to 100% of their annual fees in shares of our common stock. In addition to the annual retainers, each non-employee director received $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting was held on a different date than the Board meeting.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2018 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)		Total ($)
Harvey P. Eisen (1)	66,750	20,125	—		86,875
Tamar Elkeles (2)	22,353	14,730	—		37,083
Marshall S. Geller	84,000	34,855	—		118,855
Steven E. Koonin	67,750	34,855	5,000	(3)	107,605
Jacques Manardo (2)	23,853	—	50,000	(3)	73,853
Richard C. Pfenniger, Jr.	84,500	34,855	—		119,355
Samuel D. Robinson	91,750	34,855	—		126,605
A. Marvin Strait (1)	63,750	20,125	—		83,875
Miriam H. Strouse (4)	22,353	14,730	—		37,083
____________________

(1)	Served on the Board of Directors until August 8, 2018.

(2)	Elected to the Board of Directors on August 8, 2018.

(3)	Other compensation includes consulting fees for advisory services to the Company.

(4)	Miriam Strouse served on the Board of Directors from August 8, 2018 to March 15, 2019.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Tamar Elkeles, Marshall S. Geller, Chairman, and Samuel D. Robinson. None of the members of the Compensation Committee during 2018 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

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

Tamar Elkeles
Marshall S. Geller
Samuel D. Robinson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 2019 by each person who is known by the Company based on such person's filings with the Securities and Exchange Commission ("SEC") to own beneficially more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Sagard Capital Partners, L.P. 280 Park Avenue, 3rd Floor West New York, NY 10017	3,639,367 shares	(1)	21.8%
Cove Street Capital 2101 E El Segundo Boulevard, Suite 302 El Segundo, CA 90245	2,218,784 shares	(2)	13.3%
NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067	1,172,916 shares	(3)	7.0%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,120,417 shares	(4)	6.7%
___________________________________________________________

(1)	Based on a Form 13F filed by Sagard Capital Partners Management Corporation with the SEC on February 14, 2019.

(2)	Based on a Form 13G/A filed by Cove Street Capital with the SEC on February 13, 2019.

(3)	Based on a Form 13G filed by NWQ Investment Management Company, LLC with the SEC on February 14, 2019.

(4)
Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP ("Dimensional") with the SEC on February 8, 2019. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2019, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Tamar Elkeles	1,931		*
Marshall S. Geller	150,960		*
Scott N. Greenberg	158,055	(1)	*
Steven E. Koonin	7,068		*
Jacques Manardo	—		*
Richard C. Pfenniger, Jr.	43,808		*
Samuel D. Robinson	3,645,048	(2)	21.8%
Russell L. Becker	2,906	(1)	*
Michael R. Dugan	5,898	(1)	*
Donald R. Duquette	45,407	(1)	*
Adam H. Stedham	10,956	(1)	*
Directors and Executive Officers as a group (14 persons)	4,170,896	(3)	25.0%
__________________________
* Less than one percent.

(1)
Includes 15,992 shares for Mr. Greenberg, 21 shares for Mr. Becker, 1,106 shares for Mr. Dugan, 14,055 shares for Mr. Duquette and 6,107 shares for Mr. Stedham allocated pursuant to the provisions of our Retirement Savings Plan.

(2)
The amount reported by Samuel D. Robinson includes 5,681 shares owned directly by him and 3,639,367 shares represents the beneficial ownership of the Company’s securities by Sagard Capital Partners, L.P., a Delaware limited partnership ("Sagard Capital"). Mr. Robinson is the President of Sagard Holdings ULC and its subsidiary, Sagard Capital Partners Management Corporation ("Sagard Management"), the investment manager of Sagard Capital, and of Sagard Capital Partners GP, Inc., the general partner of Sagard Capital. Mr. Robinson disclaims beneficial ownership of such securities, by virtue of his position as the President of Sagard Management.

(3)	Includes 53,473 shares of Common Stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information as of December 31, 2018

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans	444,669

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

Director Independence

The Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the New York Stock Exchange (“NYSE”) rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with the Company. As a result of its annual review, the Board of Directors has determined that Tamar Elkeles, Marshall S. Geller, Steven E. Koonin, Richard C. Pfenniger, Jr. and Samuel D. Robinson are independent and that Scott N. Greenberg and Jacques Manardo are not deemed to be independent. The Company has Nominating/Corporate Governance, Government Security, Compensation and Audit Committees and based on these standards, all current members of such Committees are independent. The Company also has an Executive Committee, of which Mr. Greenberg is a member.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2018 and 2017 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2018	2017
Audit Fees (1)	$1,999,000	$1,397,000
Audit-Related Fees (2)	28,000	28,000
Tax Fees (3)	300,000	176,000
All Other Fees	—	—
Total	$2,327,000	$1,601,000
__________________________

(1)
Audit fees for 2018 and 2017 consisted of $1,835,000 and $1,282,000 respectively, for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, and $115,000 for both years, for statutory audit services for foreign subsidiaries. The audit fees for 2018 include incremental fees of $600,000 associated with our implementation of a new ERP system in 2018, including additional audit procedures to test the new system and incremental audit procedures performed in connection with the material weaknesses in internal control over financial reporting, which is disclosed in Item 9a. of the Original Filing.

(2)	Audit-related fees for 2018 and 2017 consisted of the audit of the financial statements of employee benefit plans.

(3)	Tax fees for 2018 and 2017 consisted of fees for tax compliance services, including the preparation of tax returns, and tax consulting services including technical research.

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

Dated: April 30, 2019

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.
10.39
Further Amended and Restated Agreement by and between HSBC Global Services (UK) Limited and GP Strategies Limited relating to the Provision of Global Learning Services, dated as of November 5, 2018. [Portions of this Exhibit have been omitted in compliance with Item 601 of Regulation S-K]*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*
_____________

* Filed herewith