Form 10-Q
period 2019-03-31
GP STRATEGIES CORP
filed 2019-05-10
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2019
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPX	NYSE (New York Stock Exchange)

The number of shares outstanding of the registrant’s common stock as of April 23, 2019 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,722,458

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash	$8,427	$13,417
Accounts and other receivables, less allowance for doubtful accounts of $2,073 in 2019 and $2,034 in 2018	101,170	107,673
Unbilled revenue	83,350	80,764
Prepaid expenses and other current assets	25,454	19,048
Total current assets	218,401	220,902
Property, plant and equipment	25,444	24,580
Accumulated depreciation	(19,613)	(18,721)
Property, plant and equipment, net	5,831	5,859
Operating lease right-of-use assets	29,273	—
Goodwill	177,288	176,124
Intangible assets, net	19,888	20,933
Other assets	10,784	10,920
	$461,465	$434,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$92,156	$93,254
Deferred revenue	18,100	23,704
Current portion of operating lease liabilities	9,402	—
Total current liabilities	119,658	116,958
Long-term debt	116,607	116,500
Long-term portion of operating lease liabilities	23,653	—
Other noncurrent liabilities	11,833	14,711
Total liabilities	271,751	248,169

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	104,909	105,850
Retained earnings	116,373	116,039
Treasury stock at cost	(11,763)	(13,802)
Accumulated other comprehensive loss	(19,977)	(21,690)
Total stockholders’ equity	189,714	186,569
	$461,465	$434,738
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$139,473	$125,032
Cost of revenue	118,195	107,353
Gross profit	21,278	17,679
General and administrative expenses	16,127	13,859
Sales and marketing expenses	1,989	725
Restructuring charges	1,119	435
Gain on change in fair value of contingent consideration, net	50	2,552
Operating income	2,093	5,212
Interest expense	1,598	686
Other expense	14	164
Income before income tax expense	481	4,362
Income tax expense	147	1,730
Net income	$334	$2,632

Basic weighted average shares outstanding	16,672	16,619
Diluted weighted average shares outstanding	16,703	16,713

Per common share data:
Basic earnings per share	$0.02	$0.16
Diluted earnings per share	$0.02	$0.16

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$334	$2,632
Foreign currency translation adjustments	1,713	2,432
Change in fair value of interest rate cap, net of tax	—	148
Change in fair value of interest rate swap, net of tax	—	55
Comprehensive income	$2,047	$5,267

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2018	$172	$105,850	$116,039	$(13,802)	$(21,690)	$186,569
Net income	—	—	334	—	—	334
Foreign currency translation adjustment	—	—	—	—	1,713	1,713
Stock-based compensation expense	—	354	—	—	—	354
Issuance of stock for employer contributions to retirement plan	—	(421)	—	1,156	—	735
Net issuances of stock pursuant to stock compensation plans and other	—	(874)	—	883	—	9
Balance at March 31, 2019	$172	$104,909	$116,373	$(11,763)	$(19,977)	$189,714

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	2,632	—	—	2,632
Foreign currency translation adjustment	—	—	—	—	2,432	2,432
Change in fair value of interest rate cap, net of tax	—	—	—	—	148	148
Change in fair value of interest rate swap, net of tax	—	—	—	—	55	55
Repurchases of common stock	—	—	—	(7,261)	—	(7,261)
Stock-based compensation expense	—	698	—	—	—	698
Issuance of stock for employer contributions to retirement plan	—	4	—	707	—	711
Net issuances of stock pursuant to stock compensation plans and other	—	(589)	—	538	—	(51)
Balance at March 31, 2018	$172	$107,369	$108,835	$(17,134)	$(12,220)	$187,022

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018
(Unaudited, in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$334	$2,632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on change in fair value of contingent consideration, net	(50)	(2,552)
Depreciation and amortization	2,341	1,842
Deferred income taxes	(102)	(108)
Non-cash compensation expense	1,089	1,409
Changes in other operating items:
Accounts and other receivables	6,104	12,817
Unbilled revenue	(2,553)	227
Prepaid expenses and other current assets	(5,600)	(6,024)
Accounts payable and accrued expenses	498	1,643
Deferred revenue	(5,589)	(2,485)
Other	923	5
Net cash (used in) provided by operating activities	(2,605)	9,406

Cash flows from investing activities:
Additions to property, plant and equipment	(542)	(370)
Acquisitions, net of cash acquired	—	(10,000)
Other investing activities	(226)	(834)
Net cash used in investing activities	(768)	(11,204)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	6,022
Proceeds from long-term debt	33,038	—
Repayment of long-term debt	(33,000)	(3,000)
Change in negative cash book balance	(701)	(261)
Repurchases of common stock in the open market	—	(7,790)
Other financing activities	(27)	(50)
Net cash used in financing activities	(690)	(5,079)

Effect of exchange rate changes on cash and cash equivalents	(927)	210
Net decrease in cash	(4,990)	(6,667)
Cash at beginning of period	13,417	23,612
Cash at end of period	$8,427	$16,945

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,552	$624
Cash paid during the period for income taxes	816	1,460
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2019 and the condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2019 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation. Beginning in the second quarter of 2018, sales and marketing expenses have been presented separately from general administrative expenses on the condensed consolidated statements of operations, whereas in prior periods these amounts were included in one caption titled "selling, general and administrative expenses." Amounts for the first quarter of 2018 have been reclassified to conform to the current year presentation.

(2)	Recent Accounting Standards

Recently Adopted Accounting Standards
On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. We adopted Topic 842 using the modified retrospective method of adoption applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. As a result, prior period information has not been restated.
The new standard provides several optional practical expedients for use in transition. We elected to use what the FASB has deemed the “package of practical expedients,” which allows us not to reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The ASU also provides several optional practical expedients for the ongoing accounting for leases. We have elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, we will not recognize right-of-use (ROU) assets or lease liabilities on our consolidated balance sheet. Additionally, we have elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on our consolidated balance sheet.
The most significant impacts of adopting Topic 842 on our consolidated financial statements were (1) the recognition of new ROU assets and lease liabilities for our operating leases of $31.1 million and $34.9 million, respectively on January 1, 2019, which included reclassifying accrued rent as a component of the ROU asset, and (2) significant new disclosures about our leasing activities, which are provided in Note 13. Topic 842 did not have a material impact on our results of operations or cash flows.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

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

Accounting Standards Not Yet Adopted
For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Recent Accounting Standards section in our Annual Report on Form 10-K for the year ended December 31, 2018. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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

March 31, 2019
(Unaudited)

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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increase to revenue of $1.1 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of March 31, 2019, we had $334.7 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize over 95 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of March 31, 2019.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended March 31,
	Workforce Excellence		Business Transformation Services		Consolidated
	2019	2018	2019	2018	2019	2018
Revenue by type of service:
Managed learning services	$51,818	$51,777	$—	$—	$51,818	$51,777
Engineering & technical services	27,632	24,669	—	—	27,632	24,669
Sales enablement	—	—	37,164	23,850	37,164	23,850
Organizational development	—	—	22,859	24,736	22,859	24,736
	$79,450	$76,446	$60,023	$48,586	$139,473	$125,032

Revenue by geographic region:
Americas	$54,685	$48,700	$45,982	$40,921	$100,667	$89,621
Europe Middle East Africa	22,229	24,634	11,683	9,244	33,912	33,878
Asia Pacific	6,142	7,287	5,134	72	11,276	7,359
Eliminations	(3,606)	(4,175)	(2,776)	(1,651)	(6,382)	(5,826)
	$79,450	$76,446	$60,023	$48,586	$139,473	$125,032

Revenue by client market sector:
Automotive	$1,693	$2,914	$36,081	$24,246	$37,774	$27,160
Financial & Insurance	18,627	22,116	2,494	3,067	21,121	25,183
Manufacturing	7,978	9,176	6,310	4,112	14,288	13,288
Energy / Oil & Gas	11,375	7,794	1,183	1,330	12,558	9,124
U.S. Government	9,616	6,518	1,908	2,322	11,524	8,840
U.K. Government	4,055	5,486	—	—	4,055	5,486
Information & Communication	3,461	3,621	2,304	2,053	5,765	5,674
Aerospace	6,452	7,804	1,161	679	7,613	8,483
Electronics Semiconductor	4,122	3,683	254	51	4,376	3,734
Life Sciences	4,712	1,874	2,115	2,684	6,827	4,558
Other	7,359	5,460	6,213	8,042	13,572	13,502
	$79,450	$76,446	$60,023	$48,586	$139,473	$125,032
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2019 were not materially impacted by any other factors.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

Revenue recognized for the three months ended March 31, 2019 and 2018, that was included in the contract liability balance at the beginning of the year was $11.1 million and $9.0 million, respectively, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

(4)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 27% and 22% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 15% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively.

Revenue from the financial & insurance sector accounted for approximately 15% and 20% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 11% and 14% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $29.4 million, or 16%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2019 or 2018 or consolidated accounts receivable balance as of March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Non-dilutive instruments	51	7

Dilutive common stock equivalents	31	94

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

(6)	Acquisitions

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

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2019 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of March 31, 2019 Maximum contingent consideration due in
		2019	2020	Total
IC Axon	$0 - $3,500	$3,500	$—	$3,500
McKinney Rogers	$0 - $18,000	—	4,000	4,000
		$3,500	$4,000	$7,500

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2018 to March 31, 2019 (dollars in thousands):

	Liability as of December 31,			Change in Fair Value of Contingent	Foreign Currency	Liability as of March 31,
Acquisition:	2018	Additions	Payments	Consideration	Translation	2019
IC Axon	$594	$—	$—	$(14)	$—	$580
McKinney Rogers	83	—	—	(36)	—	47
Total	$677	$—	$—	$(50)	$—	$627
As of both March 31, 2019 and December 31, 2018, contingent consideration considered a current liability and included in accounts payable totaled $0.6 million. As of December 31, 2018 we also had accrued contingent consideration totaling $0.1 million related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

(7)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2019 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2018	$123,918	$52,206	$176,124
Purchase accounting adjustment	—	25	25
Foreign currency translation	1,147	(8)	1,139
Balance as of March 31, 2019	$125,065	$52,223	$177,288

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2019
Customer relationships	$22,114	$(4,806)	$17,308
Intellectual property and other	4,946	(2,366)	2,580
	$27,060	$(7,172)	$19,888

December 31, 2018
Customer relationships	$26,524	$(8,547)	$17,977
Intellectual property and other	4,936	(1,980)	2,956
	$31,460	$(10,527)	$20,933

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

(8)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2019	2018
Restricted stock units	257	630
Board of Directors and other stock grants	97	68
Total stock-based compensation expense	$354	$698

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2019, we had restricted and performance stock units outstanding under these plans.

(9)	Debt

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. We were in compliance with each of these financial covenants under the Credit Agreement as of March 31, 2019.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

As of March 31, 2019, there were $116.6 million of borrowings outstanding and $13.1 million of available borrowings under the revolving loan facility based on our Leverage Ratio.

For the three months ended March 31, 2019 and 2018, the weighted average interest rate on our borrowings was 4.8% and 3.4%, respectively. As of March 31, 2019, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.1 million of unamortized debt issue costs related to the Credit Agreement as of March 31, 2019 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)	Income Taxes

Income tax expense was $0.1 million, or an effective income tax rate of 30.6%, for the three months ended March 31, 2019 compared to $1.7 million, or an effective income tax rate of 39.7%, for the three months ended March 31, 2018. The decrease in the effective income tax rate in 2019 compared to 2018 is primarily due to a $0.9 million increase to the provisional estimate recorded in the first quarter of 2018 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

 An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2019, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2015 through 2018 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

(11)	Stockholders’ Equity

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2019 we did not repurchase shares and during the three months ended March 31, 2018, we repurchased approximately 312,000 shares of our common stock in the open market for a total cost of approximately $7.3 million. As of March 31, 2019, there was approximately $3.8 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

(12)	Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2018	$1,266	$591	$1,857
Additional restructuring charges	1,119	—	1,119
Payments	(1,238)	(68)	(1,306)
Liability as of March 31, 2019	$1,147	$523	$1,670

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs, and we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. These restructuring activities were substantially complete as of June 30, 2018. The total remaining liability under this restructuring plan was $1.3 million and $1.9 million as of March 31, 2019 and December 31, 2018, respectively.

In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. For the three months ended March 31, 2019, we recorded $1.1 million of restructuring charges in connection with these activities. The total remaining liability under these restructuring activities was $0.4 million as of March 31, 2019. We expect the restructuring activities associated with the TTi Global acquisition to be substantially complete by the end of 2019.

(13)	Leases

We determine at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future payments.
Our leases commonly include payments that are based on the Consumer Price Index (CPI) or other similar indices. These variable lease payments are included in the calculation of the ROU asset and lease liability. Other variable lease payments, such as usage-based amounts, are excluded from the ROU asset and lease liability, and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. For our real estate leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. For all other types of leases, non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.
We have operating leases for office facilities, vehicles and computer and office equipment. We do not have any finance leases.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$2,457
Short-term lease cost	353
Total lease costs	$2,810

Supplemental information related to leases was as follows (dollars in thousands):

Three Months Ended March 31, 2019
Operating lease right-of-use assets	$29,273

Current portion of operating lease liabilities	$9,402
Non-current portion of operating lease liabilities	23,653
Total operating lease liabilities	$33,055

Cash paid for amounts included in the measurement of operating lease liabilities	$2,416

Right-of-use assets obtained in exchange for operating lease liabilities	$467

Weighted-average remaining lease term for operating leases (years)	5.6 years

Weighted-average discount rate for operating leases	4.77%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of March 31, 2019 (in thousands):

Year ended December 31,
2019 (excluding the three months ended March 31, 2019)	$7,469
2020	7,845
2021	5,608
2022	4,513
2023	3,950
Thereafter	8,809
Total future lease payments	38,194
Less: imputed interest	(5,139)
Present value of future lease payments	33,055
Less: current portion of lease liabilities	(9,402)
Long-term lease liabilities	$23,653

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019
(Unaudited)

Under Topic 840, our future minimum payments for all operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year ended December 31,
2019	$10,646
2020	7,833
2021	5,520
2022	4,528
2023	3,898
Thereafter	8,671
Total	$41,096

(14)	Business Segments

As of March 31, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting during 2018 and conform to the current year's presentation.

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

March 31, 2019
(Unaudited)

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

March 31, 2019
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Workforce Excellence	$79,450	$76,446
Business Transformation Services	60,023	48,586
	$139,473	$125,032
Gross profit:
Workforce Excellence	$13,409	$11,355
Business Transformation Services	7,869	6,324
Total gross profit	21,278	17,679
General and administrative expenses	16,127	13,859
Sales and marketing expenses	1,989	725
Restructuring charges	1,119	435
Gain on change in fair value of contingent consideration, net	50	2,552
Operating income	2,093	5,212
Interest expense	1,598	686
Other expense	14	164
Income before income tax expense	$481	$4,362

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

As of March 31, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation.

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

TTi (Europe)
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. ("TTi Europe"), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The acquired TTi Europe business is included in the Business Transformation Services segment and the results of its operations have been included in the condensed consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

Operating Highlights

Three Months ended March 31, 2019 Compared to the Three Months ended March 31, 2018

Our revenue increased $14.4 million or 11.5% during the first quarter of 2019 compared to the first quarter of 2018. The net increase is due to a $3.0 million increase in our Workforce Excellence segment and a $11.4 million increase in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $2.9 million decrease in U.S. dollar reported revenue during the first quarter of 2019. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $3.1 million or 59.8% to $2.1 million for the first quarter of 2019 compared to $5.2 million for the first quarter of 2018. The net decrease in operating income is primarily due to a $2.3 million increase in general and administrative expenses, a $1.3 million increase in sales and marketing expenses, a 0.7 million increase in restructuring charges and a $2.5 million decrease in the gain on change in fair value of contingent consideration, partially offset by a $3.6 million increase in gross profit.

For the three months ended March 31, 2019, we had income before income tax expense of $0.5 million compared to $4.4 million for the three months ended March 31, 2018. Net income was $0.3 million, or $0.02 per diluted share, for the three months ended March 31, 2019, compared to net income of $2.6 million, or $0.16 per diluted share, for the three months ended March 31, 2018. Diluted weighted average shares outstanding were 16.7 million for the first quarters of both 2019 and 2018.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2019	2018
Workforce Excellence	$79,450	$76,446
Business Transformation Services	60,023	48,586
	$139,473	$125,032

Workforce Excellence revenue increased $3.0 million or 3.9% during the first quarter of 2019 compared to the first quarter of 2018. The revenue increase is due to the following:

•
a $3.4 million net increase in revenue in our Engineering & Technical Services practice primarily due to a $0.7 million increase in disaster relief services, a $1.3 million increase in chemical demilitarization training services for a U.S. government client, a $0.9 million increase in alternative fuels projects, and a net increase of $0.5 million in various other revenue streams; and

•	a $1.8 million net increase in revenue in our Managed Learning Services practice primarily due to the following:

◦	a $3.5 million increase in revenue from the IC Axon business acquired on May 1, 2018; partially offset by

◦	a $1.1 million decrease in vocational skills training services provided to the UK government; and

◦	a $0.6 million net decrease in revenue for managed learning and training content development services.
These increases were offset by a $2.2 million net decrease in revenue due to changes in foreign currency exchange rates.
Business Transformation Services revenue increased $11.4 million or 23.5% during the first quarter of 2019 compared to the first quarter of 2018. The revenue increase is due to the following:

•
a $13.3 million net increase in our Sales Enablement practice primarily due to the TTi Global and TTi Europe acquisitions in 2018 which contributed $12.7 million of revenue in the first quarter of 2019, partially offset by the following decreases:

•	a $1.2 million net decrease in our Organizational Development practice primarily due to a decline in platform adoption services; and

•	a $0.7 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2019		2018
		% Revenue		% Revenue
Workforce Excellence	$13,409	16.9%	$11,355	14.9%
Business Transformation Services	7,869	13.1%	6,324	13.0%
	$21,278	15.3%	$17,679	14.1%

Workforce Excellence gross profit of $13.4 million or 16.9% of revenue for the first quarter of 2019 increased by $2.1 million or 18.1% compared to gross profit of $11.4 million or 14.9% of revenue for the first quarter of 2018 primarily due to the following:

•	a $1.3 million increase in gross profit in our Engineering & Technical Services practice primarily due to an increase in revenue; and

•
a $0.8 million net increase in gross profit in our Managed Learning Services practice primarily due to increase in revenue, partially offset by a $0.8 million decline in vocational skill training services provided to the UK government as a result of the lower revenue noted above.

The increase in gross margin in this segment is primarily due to the revenue increase, which includes higher margin revenue streams in the acquired IC Axon business.

Business Transformation Services gross profit of $7.9 million or 13.1% of revenue for the first quarter of 2019 increased by $1.5 million or 24.4% compared to gross profit of $6.3 million or 13.0% of revenue for the first quarter 2018 primarily due to $1.2 million of gross profit contributed by the acquired TTi businesses.

General and Administrative Expenses

General and administrative expenses increased $2.3 million or 16.4% from $13.9 million in the first quarter of 2018 to $16.1 million in the first quarter of 2019. The increase in general and administrative expenses is primarily due to a $1.2 million increase in G&A expense in the acquired TTi businesses, a $0.4 million increase in bad debt expense, a $0.2 million increase in amortization expense, a $0.2 million increase in severance expense and a $0.3 million net increase in various other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million or 174.3% from $0.7 million for the first quarter of 2018 to $2.0 million for the first quarter of 2019 primarily due to labor and benefits expense relating to the hiring of additional business development personnel during 2018.

Restructuring charges

Restructuring charges increased $0.7 million in the first quarter of 2019 compared to the first quarter of 2018. In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. We recognized restructuring charges of $1.1 million in the first quarter of 2019 relating to these restructuring activities. In the first quarter of 2018, we recognized $0.4 million of restructuring charges in connection with the reorganization that was announced in December 2017.

Change in Fair Value of Contingent Consideration

We recognized a $0.1 million net gain on the change in fair value of contingent consideration related to acquisitions during the first quarter of 2019 compared to $2.6 million in the first quarter of 2018. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense was $1.6 million for the first quarter of 2019 compared to $0.7 million for the first quarter of 2018. The increase in interest expense is primarily due to both an increase in interest rates and higher borrowings under our credit facility.

Other Expense

Other expense decreased $0.2 million during the first quarter of 2019 primarily due to an increase in income from a joint venture compared to the first quarter of 2018. Included in other expense is $0.3 million in foreign currency losses in the first quarters of both 2019 and 2018. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $0.1 million for the first quarter of 2019 compared to $1.7 million for the first quarter of 2018. The effective income tax rate was 30.6% and 39.7% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the effective income tax rate in 2019 compared to 2018 is primarily due to a $0.9 million increase to the provisional estimate recorded in the first quarter of 2018 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $98.7 million at March 31, 2019 compared to $103.9 million at December 31, 2018. As of March 31, 2019 we had $116.6 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($13.1 million of available borrowings as of March 31, 2019 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2019, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $8.0 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2019 we did not repurchase shares and during the three months ended March 31, 2018, we repurchased approximately 312,000 shares of our common stock in the open market for a total cost of approximately $7.3 million. As of March 31, 2019, there was approximately $3.8 million available for future repurchases under the buyback program.

Acquisition-Related Payments

Below is a summary of the potential maximum contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2019 (dollars in thousands):

Acquisition:	Original range of potential undiscounted payments	As of March 31, 2019 Maximum contingent consideration due in
		2019	2020	Total
IC Axon	$0 - $3,500	$3,500	$—	$3,500
McKinney Rogers	$0 - $18,000	—	4,000	4,000
		$3,500	$4,000	$7,500

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 27% and 22% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 15% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively.

Revenue from the financial & insurance sector accounted for approximately 15% and 20% of our consolidated revenue for the three months ended March 31, 2019 and 2018. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 11% and 14% of our consolidated revenue for the three-months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $29.4 million, or 16%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2019 or 2018 or consolidated accounts receivable balance as of March 31, 2019.

Cash Flows

Three Months ended March 31, 2019 Compared to the Three Months ended March 31, 2018

Our cash and cash equivalents balance decreased $5.0 million from $13.4 million as of December 31, 2018 to $8.4 million as of March 31, 2019. The decrease in cash and cash equivalents during the three months ended March 31, 2019 resulted from cash used in operating activities of $2.6 million, cash used in investing activities of $0.8 million, cash used in financing activities of $0.7 million and a negative effect of exchange rate changes on cash of $0.9 million.

Cash used in operating activities was $2.6 million for the three months ended March 31, 2019 compared to cash provided by operating activities of $9.4 million for the same period in 2018. The decrease in cash from operations is primarily due to a decrease in net income and a net decrease in working capital balances during the three months ended March 31, 2019 compared to the same period in 2018.

Cash used in investing activities was $0.8 million for the three months ended March 31, 2019 compared to $11.2 million for the same period in 2018. The decrease in cash used in investing activities is primarily due to a $10.0 million decrease in cash paid to complete acquisitions and a $0.6 million decrease in other investing activities primarily for capitalized software development costs.

Cash used in financing activities was $0.7 million for the three months ended March 31, 2019 compared $5.1 million for the same period in 2018. The decrease in cash used in financing activities is primarily due to $7.8 million of cash used for share repurchases in 2018 that did not recur in 2019, partially offset by a $3.0 million net decrease in cash provided by borrowings under our credit agreement during the first quarter of 2018.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. We are also required to maintain compliance with a maximum leverage ratio of 3.25 to 1.0 for fiscal quarters ending through June 30, 2019 and 3.0 to 1.0 for fiscal quarters ending September 30, 2019 and thereafter and a minimum interest expense coverage ratio of 3.0 to 1.0. As of March 31, 2019, our leverage ratio was 2.9 to 1.0 and our interest expense ratio was 9.6 to 1.0, each of which was in compliance with the Credit Agreement.

As of March 31, 2019, there were $116.6 million of borrowings outstanding and $13.1 million of available borrowings under the revolving loan facility based on our Leverage Ratio. For the three months ended March 31, 2019 and 2018, the weighted average interest rate on our borrowings was 4.8% and 3.4%, respectively. As of March 31, 2019, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.1 million of unamortized debt issue costs related to the Credit Agreement as of March 31, 2019 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of March 31, 2019, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million. As of March 31, 2019, we had $116.6 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of March 31, 2019 we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the fourth quarter of 2018, we acquired TTi Global, Inc. This acquisition represented $23.5 million of total assets and $11.7 million of revenue as of and for the three months ended March 31, 2019. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of this acquisition.

Material Weaknesses and Status of Remediation

As described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we have begun implementing a remediation plan to address the material weaknesses disclosed in such Annual Report. These material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively. Management is committed to remediating the material weaknesses related to the implementation of the ERP system and has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated.

Changes in Internal Controls

During the three months ended March 31, 2019, we implemented new internal controls to facilitate our adoption of ASU 2016-02 to ensure the proper identification, accounting, and reporting of material lease arrangements. Other than as disclosed above under “Material Weaknesses and Status of Remediation” and the new internal controls related to our adoption of ASU 2016-02, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has added the below risk factor to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We may encounter cash flow or liquidity issues due to delays in invoicing arising in connection with the new ERP system.

We have experienced delays in invoicing our clients arising in connection with our new ERP system which went live on October 1, 2018. These delays have led to a significant increase in unbilled revenue compared to September 30, 2018 just prior to the ERP implementation, and to decreased accounts receivable and delayed cash collections. The Company has been required to divert resources that it would have dedicated to preparing and sending customer invoices to several ERP system related initiatives. These diversions include resolving technical issues with the new ERP system, learning to use the new ERP system, dedicating extra effort to close the Company’s financial books for the fourth quarter of 2018 and the first quarter of 2019, and providing support to the remediation efforts for material weaknesses we described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Company believes that it is now dedicating sufficient resources to preparing and sending invoices to customers to be able to reduce unbilled revenue to appropriate levels and promptly and properly invoice customers in the future. If the Company is unable to do this, whether due to continued diversion of resources to ERP system matters or other causes, the Company will continue to incur difficulties in timely receiving payment for its services, which could lead to difficulties in timely paying the Company’s obligations, increased need to borrow under the Company’s credit facility, or other liquidity problems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2019:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2019	521	(2)	$12.73	—	$3,755,000
February 1 - 28, 2019	—		$—	—	$3,755,000
March 1 - 31, 2019	—		$—	—	$3,755,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the first quarter of 2019.

Item 6.	Exhibits

10.1
First Amendment to Credit Agreement, dated April 1, 2019, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited and GP Strategies Training Limited, as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018.*

31.1
Certification of Chief Executive Officer of the Company dated May 10, 2019 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated May 10, 2019 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 10, 2019 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 10, 2019	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 10, 2019	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer