Form 10-Q
period 2019-09-30
GP STRATEGIES CORP
filed 2019-11-07
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2019
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPX	NYSE (New York Stock Exchange)

The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,974,916

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash	$7,739	$13,417
Accounts and other receivables, less allowance for doubtful accounts of $2,652 in 2019 and $2,034 in 2018	115,951	107,673
Unbilled revenue	59,957	80,764
Prepaid expenses and other current assets	25,930	19,048
Total current assets	209,577	220,902
Property, plant and equipment	22,642	24,580
Accumulated depreciation	(16,758)	(18,721)
Property, plant and equipment, net	5,884	5,859
Operating lease right-of-use assets	27,136	—
Goodwill	176,213	176,124
Intangible assets, net	17,340	20,933
Other assets	13,423	10,920
	$449,573	$434,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$77,720	$93,254
Deferred revenue	21,594	23,704
Current portion of operating lease liabilities	8,429	—
Total current liabilities	107,743	116,958
Long-term debt	113,150	116,500
Long-term portion of operating lease liabilities	22,196	—
Other noncurrent liabilities	11,441	14,711
Total liabilities	254,530	248,169

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	102,991	105,850
Retained earnings	121,733	116,039
Treasury stock at cost	(6,045)	(13,802)
Accumulated other comprehensive loss	(23,808)	(21,690)
Total stockholders’ equity	195,043	186,569
	$449,573	$434,738
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$139,005	$123,566	$427,891	$382,289
Cost of revenue	117,338	104,367	361,987	322,838
Gross profit	21,667	19,199	65,904	59,451
General and administrative expenses	15,240	12,227	46,769	40,207
Sales and marketing expenses	1,830	1,297	5,725	3,128
Restructuring charges	104	—	1,405	2,930
Gain on change in fair value of contingent consideration, net	—	526	677	3,972
Operating income	4,493	6,201	12,682	17,158
Interest expense	1,575	1,095	4,852	1,631
Other income (expense)	184	(760)	272	(1,912)
Income before income tax expense	3,102	4,346	8,102	13,615
Income tax expense	961	1,102	2,408	4,164
Net income	$2,141	$3,244	$5,694	$9,451

Basic weighted average shares outstanding	16,901	16,536	16,773	16,555
Diluted weighted average shares outstanding	16,939	16,628	16,807	16,647

Per common share data:
Basic earnings per share	$0.13	$0.20	$0.34	$0.57
Diluted earnings per share	$0.13	$0.20	$0.34	$0.57

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,141	$3,244	$5,694	$9,451
Foreign currency translation adjustments	(3,451)	(457)	(2,118)	(3,662)
Change in fair value of interest rate cap, net of tax	—	47	—	252
Change in fair value of interest rate swap, net of tax	—	(12)	$—	$47
Comprehensive income (loss)	$(1,310)	$2,822	$3,576	$6,088

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2019	172	104,187	119,592	(9,830)	(20,357)	193,764
Net income	—	—	2,141	—	—	2,141
Foreign currency translation adjustment	—	—	—	—	(3,451)	(3,451)
Stock-based compensation expense	—	783	—	—	—	783
Issuance of stock for employer contributions to retirement plan	—	(585)	—	1,322	—	737
Net issuances of stock pursuant to stock compensation plans and other	—	(1,394)	—	2,463	—	1,069
Balance at September 30, 2019	$172	$102,991	$121,733	$(6,045)	$(23,808)	$195,043

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2018	$172	$107,372	$112,410	$(16,074)	$(17,796)	$186,084
Net income	—	—	3,244	—	—	3,244
Foreign currency translation adjustment	—	—	—	—	(457)	(457)
Change in fair value of interest rate cap, net of tax	—	—	—	—	47	47
Change in fair value of interest rate swap, net of tax	—	—	—	—	(12)	(12)
Repurchases of common stock	—	—	—	(662)	—	(662)
Stock-based compensation expense	—	247	—	—	—	247
Issuance of stock for employer contributions to retirement plan	—	(210)	—	930	—	720
Net issuances of stock pursuant to stock compensation plans and other	—	(109)	—	96	—	(13)
Balance at September 30, 2018	$172	$107,300	$115,654	$(15,710)	$(18,218)	$189,198

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2019 and 2018
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2018	$172	$105,850	$116,039	$(13,802)	$(21,690)	$186,569
Net income	—	—	5,694	—	—	5,694
Foreign currency translation adjustment	—	—	—	—	(2,118)	(2,118)
Stock-based compensation expense	—	1,739	—	—	—	1,739
Issuance of stock for employer contributions to retirement plan	—	(1,546)	—	3,746	—	2,200
Net issuances of stock pursuant to stock compensation plans and other	—	(3,052)	—	4,011	—	959
Balance at September 30, 2019	$172	$102,991	$121,733	$(6,045)	$(23,808)	$195,043

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	9,451	—	—	9,451
Foreign currency translation adjustment	—	—	—	—	(3,662)	(3,662)
Change in fair value of interest rate cap, net of tax	—	—	—	—	252	252
Change in fair value of interest rate swap, net of tax	—	—	—	—	47	47
Repurchases of common stock	—	—	—	(7,956)	—	(7,956)
Stock-based compensation expense	—	1,344	—	—	—	1,344
Issuance of stock for employer contributions to retirement plan	—	(298)	—	2,455	—	2,157
Net issuances of stock pursuant to stock compensation plans and other	—	(1,002)	—	909	—	(93)
Balance at September 30, 2018	$172	$107,300	$115,654	$(15,710)	$(18,218)	$189,198

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018
(Unaudited, in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$5,694	$9,451
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(677)	(3,972)
Depreciation and amortization	6,992	5,670
Deferred income taxes	(258)	(610)
Non-cash compensation expense	3,939	3,501
Changes in other operating items:
Accounts and other receivables	(10,997)	(4,644)
Unbilled revenue	19,296	6,344
Prepaid expenses and other current assets	(6,628)	(5,131)
Accounts payable, accrued expenses and net change in operating leases	(12,188)	(5,527)
Deferred revenue	(1,840)	(2,215)
Other	1,218	643
Net cash provided by operating activities	4,551	3,510

Cash flows from investing activities:
Additions to property, plant and equipment	(1,905)	(2,267)
Acquisitions, net of cash acquired	850	(42,872)
Capitalized software development costs and other	(2,261)	(3,229)
Net cash used in investing activities	(3,316)	(48,368)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	31,410
Proceeds from long-term debt	120,350	18,000
Repayment of long-term debt	(123,700)	(9,000)
Change in negative cash book balance	(1,329)	723
Repurchases of common stock in the open market	—	(8,485)
Other financing activities	(421)	(127)
Net cash (used in) provided by financing activities	(5,100)	32,521

Effect of exchange rate changes on cash and cash equivalents	(1,813)	(952)
Net decrease in cash	(5,678)	(13,289)
Cash at beginning of period	13,417	23,612
Cash at end of period	$7,739	$10,323

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,681	$1,388
Cash paid during the period for income taxes	2,148	3,371
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2019 interim period are not necessarily indicative of results to be expected for the entire year.

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

September 30, 2019
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

September 30, 2019
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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increases to revenue of $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and net increases to revenue of $1.3 million for both of the nine months ended September 30, 2019 and 2018, respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of September 30, 2019, we had $338.1 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 90 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of September 30, 2019.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended September 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2019	2018	2019	2018	2019	2018
Revenue by type of service:
Managed learning services	$55,901	$51,387	$—	$—	$55,901	$51,387
Engineering & technical services	26,589	29,129	—	—	26,589	29,129
Sales enablement	—	—	33,826	19,944	33,826	19,944
Organizational development	—	—	22,689	23,106	22,689	23,106
	$82,490	$80,516	$56,515	$43,050	$139,005	$123,566

Revenue by geographic region:
Americas	$58,469	$56,064	$43,625	$35,380	$102,094	$91,444
Europe Middle East Africa	21,721	21,153	12,560	8,906	34,281	30,059
Asia Pacific	9,558	8,205	4,753	109	14,311	8,314
Eliminations	(7,258)	(4,906)	(4,423)	(1,345)	(11,681)	(6,251)
	$82,490	$80,516	$56,515	$43,050	$139,005	$123,566

Revenue by client market sector:
Automotive	$2,354	$2,738	$32,143	$20,531	$34,497	$23,269
Financial & Insurance	24,450	22,364	2,890	2,692	27,340	25,056
Manufacturing	9,001	7,558	4,945	3,734	13,946	11,292
Energy / Oil & Gas	7,910	9,113	1,488	1,188	9,398	10,301
U.S. Government	9,282	7,673	2,002	2,102	11,284	9,775
U.K. Government	4,654	4,456	—	—	4,654	4,456
Information & Communication	2,909	3,315	1,961	2,330	4,870	5,645
Aerospace	8,644	6,705	1,317	1,160	9,961	7,865
Electronics Semiconductor	3,229	3,719	389	241	3,618	3,960
Life Sciences	5,091	4,892	1,321	1,932	6,412	6,824
Other	4,966	7,983	8,059	7,140	13,025	15,123
	$82,490	$80,516	$56,515	$43,050	$139,005	$123,566

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

	Nine Months Ended September 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2019	2018	2019	2018	2019	2018
Revenue by type of service:
Managed learning services	$159,972	$156,244	$—	$—	$159,972	$156,244
Engineering & technical services	83,027	82,800	—	—	83,027	82,800
Sales enablement	—	—	115,754	71,593	115,754	71,593
Organizational development	—	—	69,138	71,652	69,138	71,652
	$242,999	$239,044	$184,892	$143,245	$427,891	$382,289

Revenue by geographic region:
Americas	$170,953	$158,935	$142,581	$120,814	$313,534	$279,749
Europe Middle East Africa	66,418	70,253	36,680	27,408	103,098	97,661
Asia Pacific	24,393	23,400	16,583	298	40,976	23,698
Eliminations	(18,765)	(13,544)	(10,952)	(5,275)	(29,717)	(18,819)
	$242,999	$239,044	$184,892	$143,245	$427,891	$382,289

Revenue by client market sector:
Automotive	$6,176	$8,614	$111,855	$73,134	$118,031	$81,748
Financial & Insurance	62,847	67,522	7,784	9,010	70,631	76,532
Manufacturing	25,395	25,621	17,029	11,606	42,424	37,227
Energy / Oil & Gas	27,972	27,769	4,290	3,318	32,262	31,087
U.S. Government	28,768	20,704	5,891	6,742	34,659	27,446
U.K. Government	13,066	14,889	—	—	13,066	14,889
Information & Communication	10,372	11,027	6,338	6,953	16,710	17,980
Aerospace	22,198	21,619	3,350	2,408	25,548	24,027
Electronics Semiconductor	11,444	11,228	983	521	12,427	11,749
Life Sciences	14,799	9,743	5,060	7,143	19,859	16,886
Other	19,962	20,308	22,312	22,410	42,274	42,718
	$242,999	$239,044	$184,892	$143,245	$427,891	$382,289

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2019 were not materially impacted by any other factors.
We recognized revenue of $1.5 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively, and $17.2 million and $18.6 million for the nine months ended September 30, 2019 and 2018, respectively, that was included in the contract liability balance at the beginning of the year and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

(4)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 28% and 21% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 14% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, accounts receivable from a single automotive customer totaled $12.3 million, or 11%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 17% and 20% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 11% and 14% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $17.5 million, or 10%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2019 or 2018 or consolidated accounts receivable balance as of September 30, 2019.

(5)	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Our dilutive common stock equivalent shares consist of restricted stock units computed under the treasury stock method, using the average market price during the period. Performance-based restricted stock unit awards are included in the computation of diluted shares based on the probable outcome of the underlying performance conditions being achieved. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Non-dilutive instruments	30	108	87	85

Dilutive common stock equivalents	38	92	34	92

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
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

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2018 to September 30, 2019 (dollars in thousands):

	Liability as of December 31,			Change in Fair Value of Contingent	Foreign Currency	Liability as of September 30,
Acquisition:	2018	Additions	Payments	Consideration	Translation	2019
IC Axon	$594	$—	$—	$(594)	$—	$—
McKinney Rogers	83	—	—	(83)	—	—
Total	$677	$—	$—	$(677)	$—	$—
As of September 30, 2019 and December 31, 2018, contingent consideration considered a current liability and included in accounts payable totaled $0 and $0.6 million, respectively. As of December 31, 2018 we also had accrued contingent consideration totaling $0.1 million related to acquisitions which are included in other long-term liabilities on the condensed consolidated balance sheets and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

(7)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2019 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2018	$123,918	$52,206	$176,124
Purchase accounting adjustment	—	810	810
Foreign currency translation	(42)	(679)	(721)
Balance as of September 30, 2019	$123,876	$52,337	$176,213

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2019
Customer relationships	$21,967	$(6,437)	$15,530
Intellectual property and other	4,505	(2,695)	1,810
	$26,472	$(9,132)	$17,340

December 31, 2018
Customer relationships	$26,524	$(8,547)	$17,977
Intellectual property and other	4,936	(1,980)	2,956
	$31,460	$(10,527)	$20,933

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

(8)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Restricted stock units	243	196	968	1,173
Board of Directors and other stock grants	540	51	771	171
Total stock-based compensation expense	$783	$247	$1,739	$1,344

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees, members of the Board of Directors and other individuals providing services to the Company. As of September 30, 2019, we had restricted and performance stock units outstanding under these plans.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. On June 28, 2019 we entered into an amendment to the Credit Agreement that modified the maximum leverage ratio requirements for 2019.We were in compliance with each of these financial covenants under the Credit Agreement, as amended, as of September 30, 2019.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

As of September 30, 2019, there were $113.2 million of borrowings outstanding and $8.5 million of available borrowings under the revolving loan facility based on our Leverage Ratio.

For the nine months ended September 30, 2019 and 2018, the weighted average interest rate on our borrowings was 4.7% and 3.8%, respectively. As of September 30, 2019, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.3 million of unamortized debt issue costs related to the Credit Agreement as of September 30, 2019 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)	Income Taxes

Income tax expense was $2.4 million, or an effective income tax rate of 29.7%, for the nine months ended September 30, 2019 compared to $4.2 million, or an effective income tax rate of 30.6%, for the nine months ended September 30, 2018. The decrease in the effective income tax rate in 2019 compared to 2018 is primarily due to a $0.9 million increase to the provisional estimate recorded in the first quarter of 2018 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 partially offset by a change in the mix of income from lower to higher taxing jurisdictions. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2019, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2015 through 2018 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

(11)	Stockholders’ Equity

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2019 we did not repurchase shares and during the nine months ended September 30, 2018, we repurchased approximately 350,000 shares of our common stock in the open market for a total cost of approximately $8.0 million. As of September 30, 2019, there was approximately $3.8 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

(12)	Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2018	$1,266	$591	$1,857
Additional restructuring charges	1,405	—	1,405
Reclassification to operating lease liabilities	—	(554)	(554)
Payments	(2,317)	(7)	(2,324)
Liability as of September 30, 2019	$354	$30	$384

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs, and we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. These restructuring activities were substantially complete as of June 30, 2018. The total remaining liability under this restructuring plan was $0.3 million and $1.9 million as of September 30, 2019 and December 31, 2018, respectively.

In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. For the nine months ended September 30, 2019, we recorded $1.4 million of restructuring charges in connection with these activities. The total remaining liability under these restructuring activities was $0.1 million as of September 30, 2019. We expect the restructuring activities associated with the TTi Global acquisition to be substantially complete by the end of 2019.

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
Our leases commonly include payments that are based on the Consumer Price Index (CPI) or other similar indices. These variable lease payments are included in the calculation of the ROU asset and lease liability. Other variable lease payments, such as usage-based amounts, are excluded from the ROU asset and lease liability, and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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

September 30, 2019
(Unaudited)

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,948	$6,819
Short-term lease cost	580	1,140
Total lease costs	$2,528	$7,959

Supplemental information related to leases was as follows (dollars in thousands):

Nine Months Ended September 30, 2019
Operating lease right-of-use assets	$27,136

Current portion of operating lease liabilities	$8,429
Non-current portion of operating lease liabilities	22,196
Total operating lease liabilities	$30,625

Cash paid for amounts included in the measurement of operating lease liabilities	$7,494

Right-of-use assets obtained in exchange for operating lease liabilities	$2,656

Weighted-average remaining lease term for operating leases (years)	5.7 years

Weighted-average discount rate for operating leases	4.77%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of September 30, 2019 (in thousands):

Year ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$2,473
2020	8,287
2021	5,956
2022	4,712
2023	4,029
Thereafter	9,711
Total future lease payments	35,168
Less: imputed interest	(4,543)
Present value of future lease payments	30,625
Less: current portion of lease liabilities	(8,429)
Long-term lease liabilities	$22,196

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

Under Topic 840, our future minimum payments for all operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year ended December 31,
2019	$10,646
2020	7,833
2021	5,520
2022	4,528
2023	3,898
Thereafter	8,671
Total	$41,096

(14)	Business Segments

As of September 30, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting during 2018 and conform to the current year's presentation.

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

September 30, 2019
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

September 30, 2019
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Workforce Excellence	$82,490	$80,516	$242,999	$239,044
Business Transformation Services	56,515	43,050	184,892	143,245
	$139,005	$123,566	$427,891	$382,289
Gross profit:
Workforce Excellence	$14,290	$13,400	$41,092	$39,682
Business Transformation Services	7,377	5,799	24,812	19,769
Total gross profit	21,667	19,199	65,904	59,451
General and administrative expenses	15,240	12,227	46,769	40,207
Sales and marketing expenses	1,830	1,297	5,725	3,128
Restructuring charges	104	—	1,405	2,930
Gain on change in fair value of contingent consideration, net	—	526	677	3,972
Operating income	4,493	6,201	12,682	17,158
Interest expense	1,575	1,095	4,852	1,631
Other income (expense)	184	(760)	272	(1,912)
Income before income tax expense	$3,102	$4,346	$8,102	$13,615

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019
(Unaudited)

(15)	Subsequent Event

On October 1, 2019, we sold our tuition program management business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC. The purchase price was $20.2 million which was paid on closing, other than $1.5 million which is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020. The purchase price is subject to adjustment based on a final calculation of assumed liabilities as defined in the asset purchase agreement and is expected to be finalized during the fourth quarter of 2019.

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

As of September 30, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. Effective January 1, 2018, we re-organized into two operating segments aligned by complementary service lines and supported by a new business development organization aligned by industry sector. The Workforce Excellence segment includes the majority of the former Learning Solutions and Professional & Technical Services segments. The Business Transformation Services segment includes the majority of the former Performance Readiness Solutions and Sandy Training & Marketing segments. Certain business units transferred between the former operating segments to better align with the service offerings of the two new segments. In addition, effective July 1, 2018, we transferred the management responsibility of certain additional business units between the two operating segments primarily to consolidate our non-technical content design and development businesses into one global digital learning strategies and solutions service line. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segments and conform to the current year's presentation.

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

Acquisitions

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. ("TTi Global") and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid upon closing on November 30, 2018. The purchase price is subject to reduction based on a minimum working capital requirement, as defined in the Share Purchase Agreement. During the third quarter of 2019, the seller paid us $0.9 million in settlement of the working capital requirement. The acquired TTi Global business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. No contingent consideration was payable to the sellers as the earnings target was not achieved. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the condensed consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Divestiture

On October 1, 2019, we sold our tuition program management business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC. The purchase price was $20.2 million which was paid on closing, other than $1.5 million which is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020. The purchase price is subject to adjustment based on a final calculation of assumed liabilities as defined in the asset purchase agreement and is expected to be finalized during the fourth quarter of 2019.

Operating Highlights

Three Months ended September 30, 2019 Compared to the Three Months ended September 30, 2018

Our revenue increased $15.4 million or 12.5% during the third quarter of 2019 compared to the third quarter of 2018. The net increase is due to a $2.0 million increase in our Workforce Excellence segment and a $13.5 million increase in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $1.8 million decrease in U.S. dollar reported revenue during the third quarter of 2019. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $1.7 million or 27.5% to $4.5 million for the third quarter of 2019 compared to $6.2 million for the third quarter of 2018. The net decrease in operating income is primarily due to a $3.0 million increase in general and administrative expenses, a $0.5 million increase in sales and marketing expenses and a $0.5 million decrease in the gain on change in fair value of contingent consideration, partially offset by a $2.5 million increase in gross profit.

For the three months ended September 30, 2019, we had income before income tax expense of $3.1 million compared to $4.3 million for the three months ended September 30, 2018. Net income was $2.1 million, or $0.13 per diluted share, for the three months ended September 30, 2019, compared to net income of $3.2 million, or $0.20 per diluted share, for the three months ended September 30, 2018. Diluted weighted average shares outstanding were 16.9 million for the third quarter of 2019 compared to 16.6 million for the third quarter of 2018.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2019	2018
Workforce Excellence	$82,490	$80,516
Business Transformation Services	56,515	43,050
	$139,005	$123,566

Workforce Excellence revenue increased $2.0 million or 2.5% during the third quarter of 2019 compared to the third quarter of 2018. The revenue increase is due to the following:

•	a $5.6 million net increase in revenue in our Managed Learning Services practice primarily due to the following:

◦	a $4.8 million net increase in revenue for managed learning and training content development services primarily due to new content development and outsourcing contracts; and

◦	a $0.8 million increase in vocational skills training services provided to the UK government; partially offset by

•	a $2.2 million net decrease in revenue in our Engineering & Technical Services practice primarily due to the following:

◦	a $1.1 million decrease in revenue from alternative fuels projects; and

◦	a $1.1 million net decrease in disaster recovery services and software license sales; and

•	a $1.4 million net decrease in revenue due to changes in foreign currency exchange rates.
Business Transformation Services revenue increased $13.5 million or 31.3% during the third quarter of 2019 compared to the third quarter of 2018. The revenue increase is due to the following:

•	a $13.9 million net increase in our Sales Enablement practice primarily due to the following:

◦	a $13.3 million increase due to incremental revenue contributed by the TTi Global and TTi Europe acquisitions completed on December 1, 2018 and August 7, 2018, respectively; and

◦
a $0.6 million net increase in automotive sales training services largely due to a $1.5 million increase in new vehicle launch events and training services for automotive clients offset by a $0.9 million decrease in publications revenue due to a shift in the timing of magazine publication mailings as compared to 2018; partially offset by

•	a $0.4 million net decrease in revenue due to changes in foreign currency exchange rates.
Revenue in our Organizational Development practice for the third quarter of 2019 was consistent with the third quarter of 2018.
Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2019		2018
		% Revenue		% Revenue
Workforce Excellence	$14,290	17.3%	$13,400	16.6%
Business Transformation Services	7,377	13.1%	5,799	13.5%
	$21,667	15.6%	$19,199	15.5%

Workforce Excellence gross profit of $14.3 million or 17.3% of revenue for the third quarter of 2019 increased by $0.9 million or 6.6% compared to gross profit of $13.4 million or 16.6% of revenue for the third quarter of 2018 primarily due to a net increase in gross profit in our Managed Learning Services practice due to the revenue increases noted above.

Business Transformation Services gross profit of $7.4 million or 13.1% of revenue for the third quarter of 2019 increased by $1.6 million or 27.2% compared to gross profit of $5.8 million or 13.5% of revenue for the third quarter 2018 primarily due to gross profit contributed by the acquired TTi business and an increase in gross profit in our Organizational Development practice.

General and Administrative Expenses

General and administrative expenses increased $3.0 million or 24.6% from $12.2 million in the third quarter of 2018 to $15.2 million in the third quarter of 2019. The increase in general and administrative expenses is primarily due to a $1.2 million increase in G&A expense associated with the acquired TTi business, a $1.0 million increase due to internal labor costs that were capitalized in connection with our financial system implementation in the third quarter of 2018 but that are included in G&A expense in 2019, a $0.4 million increase in bad debt expense, and a $0.4 million increase in various other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million or 41.1% from $1.3 million for the third quarter of 2018 to $1.8 million for the third quarter of 2019 primarily resulting from centralizing marketing resources that were previously recorded in cost of revenue during 2018.

Restructuring charges

Restructuring charges increased $0.1 million in the third quarter of 2019 compared to the third quarter of 2018. In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. We recognized restructuring charges of $0.1 million in the third quarter of 2019 relating to these restructuring activities.

Change in Fair Value of Contingent Consideration

During the third quarter of 2019, the net gain on the change in fair value of contingent consideration related to acquisitions decreased $0.5 million compared to the third quarter of 2018. As of September 30, 2019, we didn't have any outstanding contingent consideration arrangements related to prior acquisitions. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense was $1.6 million for the third quarter of 2019 compared to $1.1 million for the third quarter of 2018. The increase is due to an increase in interest rates and borrowings under the Company's credit agreement as compared to the third quarter of 2018.

Other Income (Expense)

Other income was $0.2 million for the third quarter of 2019 compared to other expense of $0.8 million for the third quarter of 2018. The increase in other income is primarily due to a $0.5 million gain in the third quarter of 2019 related to a divested business for which a $0.3 million loss on disposal was included in other income (expense) during the third quarter of 2018. Other income (expense) also includes $0.5 million of foreign currency losses in the third quarters of both 2019 and 2018. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $1.0 million for the third quarter of 2019 compared to $1.1 million for the third quarter of 2018. The effective income tax rate was 31.0% and 25.4% for the three months ended September 30, 2019 and 2018, respectively. The increase in the effective income tax rate in 2019 compared to 2018 is primarily due to a change in the mix of income from lower to higher taxing jurisdictions. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2019 Compared to the Nine Months ended September 30, 2018

Our revenue increased $45.6 million or 11.9% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The net increase in revenue is due to a $4.0 million increase in our Workforce Excellence segment and a $41.6 million increase in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $7.1 million decrease in U.S. dollar reported revenue during the nine months ended September 30, 2019. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $4.5 million or 26.1% to $12.7 million for the nine months ended September 30, 2019 compared to $17.2 million for the same period in 2018. The net decrease in operating income is primarily due to a $6.6 million increase in general and administrative expenses, a $2.6 million increase in sales and marketing expenses and a $3.3 million decrease in the gain on change in fair value of contingent consideration, partially offset by a $6.5 million net increase in gross profit and a $1.5 million decrease in restructuring costs.

For the nine months ended September 30, 2019, we had income before income tax expense of $8.1 million compared to $13.6 million for the nine months ended September 30, 2018. Net income was $5.7 million, or $0.34 per diluted share, for the nine months ended September 30, 2019, compared to net income of $9.5 million, or $0.57 per diluted share, for the nine months ended September 30, 2018. Diluted weighted average shares outstanding were 16.8 million and 16.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2019	2018
Workforce Excellence	$242,999	$239,044
Business Transformation Services	184,892	143,245
	$427,891	$382,289

Workforce Excellence revenue increased $4.0 million or 1.7% during the nine months ended September 30, 2019 compared to the same period in 2018. The revenue increase is due to the following:

•	a $8.0 million net increase in revenue in our Managed Learning Services practice primarily due to the following:

◦	a $5.1 million increase in revenue from the IC Axon business acquired on May 1, 2018;

◦	a $3.4 million net increase in revenue for managed learning and training content development services; partially offset by

◦	a $0.5 million decrease in vocational skills training services provided to the UK government.

•
a $1.4 million net increase in revenue in our Engineering & Technical Services practice primarily due to an increase in disaster relief services and an increase in chemical demilitarization training services for a U.S. government client, partially offset by a net decrease in engineering and technical training services for various clients.

These increases were offset by a $5.4 million net decrease in revenue due to changes in foreign currency exchange rates.
Business Transformation Services revenue increased $41.6 million or 29.1% during the nine months ended September 30, 2019 compared to the same period in 2018. The revenue increase is due to the following:

•	a $44.2 million net increase in our Sales Enablement practice primarily due to the following:

◦	a $40.1 million increase due to incremental revenue contributed by the TTi Global and TTi Europe acquisitions completed on December 1, 2018 and August 7, 2018, respectively; and

•	a $4.1 million net increase in automotive sales training services largely due to new vehicle launch events for automotive clients.
These revenue increases were offset by the following decreases:

•
a $0.9 million decrease in revenue in our Organizational Development practice primarily due to a decline in human capital management system implementation services offset by an increase in strategic consulting services; and

•	a $1.7 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2019		2018
		% Revenue		% Revenue
Workforce Excellence	$41,092	16.9%	$39,682	16.6%
Business Transformation Services	24,812	13.4%	19,769	13.8%
	$65,904	15.4%	$59,451	15.6%

Workforce Excellence gross profit of $41.1 million or 16.9% of revenue for the nine months ended September 30, 2019 increased by $1.4 million or 3.6% when compared to gross profit of $39.7 million or 16.6% of revenue for the same period in 2018 primarily due to the following:

•
a $2.2 million net increase in gross profit in our Managed Learning Services practice primarily due to the revenue increases noted above, partially offset by a decline in vocational skills training services provided to the UK government as a result of the lower revenue as noted above; partially offset by

•	a $0.8 million net decrease in gross profit due to changes in foreign currency exchange rates.

Business Transformation Services gross profit of $24.8 million or 13.4% of revenue for the nine months ended September 30, 2019 increased by $5.0 million or 25.5% when compared to gross profit of $19.8 million or 13.8% of revenue for the same period in 2018 primarily due to $3.2 million of gross profit contributed by the acquired TTi business, a $1.2 million increase in gross profit in our Organizational Development practice and a $0.6 million increase in gross profit in our Sales Enablement practice.

General and Administrative Expenses

General and administrative expenses increased $6.6 million or 16.3% from $40.2 million for the nine months ended September 30, 2018 to $46.8 million for the same period in 2019. The increase in general and administrative expenses is primarily due to a $4.0 million increase in G&A expense associated with the acquired TTi businesses, a $1.8 million increase due to internal labor costs that were capitalized in connection with our financial system implementation in 2018 but that are included in G&A expense in 2019, and a $0.8 million increase in bad debt expense.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.6 million or 83.0% from $3.1 million for the nine months ended September 30, 2018 to $5.7 million for the same period in 2019 primarily due to labor and benefits expense relating to the hiring of additional business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Restructuring charges

Restructuring charges decreased $1.5 million in the first half of 2019 compared to the same period in 2018. In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. We recognized restructuring charges of $1.4 million during the nine months ended September 30, 2019 relating to these restructuring activities. During the nine months ended September 30, 2018, we recognized $2.9 million of restructuring charges in connection with the reorganization that was initiated in December 2017.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.7 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 6 for further details regarding our accounting for contingent consideration.

Interest Expense

Interest expense increased $3.2 million from $1.6 million for the nine months ended September 30, 2018 to $4.9 million for the same period in 2019. The net increase is due to a $2.1 million increase in interest expense due to both an increase in interest rates and higher borrowings under the Credit Agreement, as well as a $1.1 million non-recurring reversal of a interest accrual during the second quarter of 2018 related to an unremitted value-added tax associated with prior year client billings which was favorably settled during the second quarter of 2018.

Other Income (Expense)

Other income was $0.3 million for the nine months ended September 30, 2019 compared to other expense of $1.9 million for the same period in 2018. The increase in other income is partially due to a $0.5 million gain in the third quarter of 2019 related to a divested business for which a $0.3 million loss on disposal was included in other income (expense) during the third quarter of 2018. The increase in other income is also due to a $1.0 million decrease in foreign currency losses and a $0.2 million increase in income from a joint venture during the nine months ended September 30, 2019 compared to the corresponding period in 2018. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense

Income tax expense was $2.4 million for the nine months ended September 30, 2019 compared to $4.2 million for the same period in 2018. The effective income tax rate was 29.7% and 30.6% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective income tax rate in 2019 compared to 2018 is primarily due to a $0.9 million increase to the provisional estimate recorded in the first quarter of 2018 relating to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017, partially offset by a change in the mix of income from lower to higher taxing jurisdictions. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $101.8 million at September 30, 2019 compared to $103.9 million at December 31, 2018. As of September 30, 2019 we had $113.2 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($8.5 million of available borrowings as of September 30, 2019 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2019, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $7.6 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Divestiture

On October 1, 2019, we sold our tuition program management business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC. The purchase price was $20.2 million which was paid on closing, other than $1.5 million which is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020. The purchase price is subject to adjustment based on a final calculation of assumed liabilities as defined in the asset purchase agreement and is expected to be finalized during the fourth quarter of 2019.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2019 we did not repurchase shares and during the nine months ended September 30, 2018, we repurchased approximately 350,000 shares of our common stock in the open market for a total cost of approximately $8.0 million. As of September 30, 2019, there was approximately $3.8 million available for future repurchases under the buyback program.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 28% and 21% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 14% of our consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, accounts receivable from a single automotive customer totaled $12.3 million, or 11%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 17% and 20% of our consolidated revenue for the nine months ended September 30, 2019 and 2018. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 11% and 14% of our consolidated revenue for the nine-months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $17.5 million, or 10%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2019 or 2018 or consolidated accounts receivable balance as of September 30, 2019.

Cash Flows

Nine Months ended September 30, 2019 Compared to the Nine Months ended September 30, 2018

Our cash and cash equivalents balance decreased $5.7 million from $13.4 million as of December 31, 2018 to $7.7 million as of September 30, 2019. The decrease in cash and cash equivalents during the nine months ended September 30, 2019 resulted from cash provided by operating activities of $4.6 million, cash used in investing activities of $3.3 million, cash used in financing activities of $5.1 million and a negative effect of exchange rate changes on cash of $1.8 million.

Cash provided by operating activities was $4.6 million for the nine months ended September 30, 2019 compared to $3.5 million for the same period in 2018. The increase in cash from operations is primarily due to an increase in net income after adjusting for non-cash items, partially offset by a net decrease in working capital balances during the nine months ended September 30, 2019 compared to the same period in 2018.

Cash used in investing activities was $3.3 million for the nine months ended September 30, 2019 compared to $48.4 million for the same period in 2018. The decrease in cash used in investing activities is primarily due to a $44.0 million decrease in cash paid to complete acquisitions and a $1.0 million decrease in other investing activities primarily for capitalized software development costs.

Cash used in financing activities was $5.1 million for the nine months ended September 30, 2019 compared to cash provided by financing activities of $32.5 million for the same period in 2018. The decrease in cash provided by financing activities is primarily due to a net decrease in borrowings under our credit agreement, partially offset by $8.8 million of cash used for share repurchases in 2018 that did not recur in 2019.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On June 28, 2019 we entered into an amendment to the Credit Agreement that requires the company to maintain compliance with a maximum leverage ratio of 3.75 to 1.0 for the fiscal quarter ending June 30, 2019, 3.5 to 1.0 for the fiscal quarter ending September 30, 2019, and 3.00 to 1.0 for fiscal quarters ending December 31, 2019 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of September 30, 2019, our leverage ratio was 3.3 to 1.0 and our interest expense ratio was 5.7 to 1.0, each of which was in compliance with the Credit Agreement. We expect to be in compliance with the lower maximum leverage ratio of 3.0 to 1.0 as of December 31, 2019 due to a reduction in our debt from the proceeds of the sale of our tuition program management business in October 2019, as well as anticipated operating cash flow during the fourth quarter of 2019.

As of September 30, 2019, there were $113.2 million of borrowings outstanding and $8.5 million of available borrowings under the revolving loan facility based on our Leverage Ratio. For the three months ended September 30, 2019 and 2018, the weighted average interest rate on our borrowings was 4.7% and 3.8%, respectively. As of September 30, 2019, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.3 million of unamortized debt issue costs related to the Credit Agreement as of September 30, 2019 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of September 30, 2019, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million. As of September 30, 2019, we had $113.2 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of September 30, 2019 we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the fourth quarter of 2018, we acquired TTi Global, Inc. This acquisition represented $22.0 million of total assets and $40.6 million of revenue as of and for the nine months ended September 30, 2019. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting related to process level controls over the activity of TTi Global, Inc. post-acquisition.

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

Changes in Internal Controls

During the nine months ended September 30, 2019, we implemented new internal controls to facilitate our adoption of ASU 2016-02 to ensure the proper identification, accounting, and reporting of material lease arrangements. Other than as disclosed above under “Material Weaknesses and Status of Remediation” and the new internal controls related to our adoption of ASU 2016-02, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2019:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2019	—		$—	—	$3,755,000
August 1 - 31, 2019	586	(2)	$13.99	—	$3,755,000
September 1 - 30, 2019	—		$—	—	$3,755,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the third quarter of 2019.

Item 6.	Exhibits

31.1
Certification of Chief Executive Officer of the Company dated November 7, 2019 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated November 7, 2019 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 7, 2019 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 7, 2019	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

November 7, 2019	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer