Form 10-K
period 2019-12-31
GP STRATEGIES CORP
filed 2020-03-10
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from                to
Commission File Number 1-7234

GP STRATEGIES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	52-0845774
(State of Incorporation)	(I.R.S. Employer Identification No.)

70 Corporate Center
11000 Broken Land Parkway, Suite 200, Columbia, MD	21044
(Address of principal executive offices)	(Zip Code)

(443) 367-9600
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered:
Common Stock, $.01 par value	GPX	New York Stock Exchange, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2019 was approximately $191,101,000.
The number of shares outstanding of the registrant’s Common Stock as of February 25, 2020:

Class	Outstanding
Common Stock, par value $.01 per share	17,080,664 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We have focused on building our custom performance improvement and learning business through internal growth and the acquisition of complementary businesses. Since 2006, we have completed over 30 acquisitions to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach.  As a result, we’ve added product sales training and leadership training, and strengthened our digital learning and content development expertise, while also expanding further internationally. Our acquisitions have also expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We also invested in global expansion through the establishment of over twenty new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We believe our expanded infrastructure and the ability to deliver globally will allow us to better support our existing client base as well as win new business for our comprehensive service offerings.

In 2019, we divested certain non-core assets. We sold our tuition program management business on October 1, 2019 and our alternative fuels design and engineering business on January 1, 2020.

Operating Segments

As of December 31, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. We are organized into two operating segments aligned by complementary service lines and supported by a business development organization aligned by industry sector. Our two segments each consist of two global practice areas which are focused on providing similar and/or complementary products and services across our diverse customer base and within targeted markets. Within each practice are various service lines having specific areas of expertise. Marketing and communications, sales, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned by industry sector to support existing customer accounts and new customer development across both segments.

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•
Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, event management and vendor management.

•
Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off-the-shelf delivery format through our GPiLEARN+™ portal.

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, processes and workforce performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•
Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate customer salesforces as well as service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technician knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

Segment Financial Information

For financial information about our business segments and geographic operations and revenue, see Note 15 to the accompanying Consolidated Financial Statements.

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

•
Digital Learning Solutions. As organizations become increasingly global and matrixed, single-source training solutions and learning interventions don't always fit every audience and business need. Learning and Development (L&D) teams must consider blended solutions that include a range of modalities and methodologies. In an increasingly digital world with evolving online learning and social platforms, bots, artificial intelligence and more, we have expertise to help organizations vet and select the right platforms to purchase, understand the best way to implement them and help teams adapt learning strategies and approaches to business problems and training requests in order to remain relevant and respond to disruption.

•
Learning & Training Outsourcing. We offer a wide range of managed learning services, including design, delivery and global management of comprehensive learning programs for national and multinational businesses and government organizations. We can deliver our services individually or as a complete, integrated training solution. Solutions include the management of our customers’ training departments, as well as administrative processes, such as vendor management, call center/help desk administration and learning management system (LMS) administration. Our services encompass a wide spectrum of learning engagements ranging from focusing on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer.

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

•
Organization & Leadership Development. We recognize that true success occurs when all parts of the organization are aligned and prepared to tackle challenges in a unified manner. We work with organizations to design leadership development programs to serve the strategic and culture shifts their businesses need from their leaders.

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

Engineering and Technical Services. Our staff includes civil, mechanical and electrical engineers who are equipped to provide engineering, technical support services, consulting expertise, design capabilities and evaluation services. Our engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries. Our engineering services support facilities, processes and systems in multiple capacities, including:

•
Power Plant Performance. We deliver multiple solutions to optimize power plant assets and mitigate risk. We have also developed proprietary products to support the power industry, including our EtaPRO® platform, a real-time software system for keeping equipment and facilities running efficiently and reliably through process anomaly detection, real-time KPI’s, and early warning of potential equipment failure. EtaPRO® is installed on over 570 GW of power generation world-wide.

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

Competitive Strengths

We believe our key competitive strengths include:

Global Delivery and Single-Source Custom Training Solutions Provider. We believe we are one of the largest independent single-source custom training solutions providers with the capability of delivering globally in the markets in which we compete. We provide managed learning services solutions spanning the full life-cycle of the training process, including the management of training departments and administrative processes for our customers. We believe that the breadth of our service and product offerings, which encompass fully integrated managed learning services solutions as well as discrete services, allows us to better serve the needs of our clients by providing them with a single-source solution for custom training, consulting and technical and engineering services. We believe that the integration of our services into a single platform, together with our global presence and delivery capabilities, allows our customers to leverage an enterprise-wide solution to address their performance improvement needs in a way that streamlines their internal operations, improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the learning and training industry through the delivery of our solutions and have received numerous awards. 2019 highlights include:

Industry Awards

•
Training Industry, Inc., The Top Training Companies™ lists are developed based on extensive, proprietary research and analysis of companies around the world. They examine the capabilities, experience, and expertise of hundreds of learning organizations. In 2019, we appeared on the Top 20 lists in the following categories: Assessment & Evaluation, Content Development, Gamification, Health & Safety Training, IT Training, Leadership Training, Sales Training, and Training Outsourcing.

•
Brandon Hall HCM Excellence recognizes the best organizations that have successfully deployed programs and strategies that have achieved measurable results. We received ten Brandon Hall Excellence in Learning Awards and one for Excellence in Learning Technology.

•
Chief Learning Officer Learning in Practice recognizes industry leaders who have demonstrated excellence in the design and delivery of employee development programs. We won gold for excellence in technology innovation and silver for excellence in partnership.

Customer Supplier Awards - GP Strategies has been recognized by two strategic clients with a prestigious Supplier of the Year Award, including:

•	AVANGRID - Recognized as a Supplier of the Year for Health and Safety. This award is given to suppliers that have shown commitment and have provided value to AVANGRID's strategic plan.

•
General Motors - Recognizes GM’s best suppliers that have consistently exceeded GM’s expectation, creating outstanding value, or introducing innovations to the company. This is the third consecutive year GP Strategies has been recognized.

Partner Awards - GP Strategies was presented with a Service Excellence award by one of our strategic partners, SAP. We won the Service Excellence category in the EMEA North Awards for partner excellence. The Service Excellence award recognizes SAP partners for their achievement in gaining solution certifications for their knowledge and expertise across all SAP Technologies.

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

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts.
The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2019:

Fixed fee per transaction	54%
Fixed price	20
Time-and-materials, including fixed rate	23
Cost-reimbursable	3
Total revenue	100%

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

International

We conduct our business globally and outside the United States primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 36% and 33% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively (see Note 15 to the accompanying Consolidated Financial Statements).

Customers

During 2019, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Ford Motor Company and Fiat Chrysler; financial services companies such as HSBC, Bank of America, SunTrust Banks and PNC Bank; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Department of Health and Human Services and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Lockheed Martin, Bechtel National, Inc. and General Dynamics; commercial electric power utilities, such as Eskom, Entergy and National Grid; pharmaceutical companies, such as Novartis AG, Bristol-Myers Squibb, Merck & Co. and Pfizer; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Deere & Company, and Boeing. During the year ended December 31, 2019, we provided services to 148 customers in the Fortune 500 and 124 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and the financial & insurance sector. Revenue from the automotive industry accounted for approximately 28%, 23% and 22% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13%, 14% and 13% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 accounts receivable from a single automotive customer totaled $17.2 million, or 13% of our consolidated accounts receivable balance. Revenue from the financial & insurance industry accounted for approximately 16%, 19% and 20% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 10%, 13% and 14% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $15.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue in 2019 or consolidated accounts receivable balance as of December 31, 2019.

We believe the nature of our business, which includes established relationships with our clients, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 80% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $349.8 million as of December 31, 2019.

Employees

Our principal resource is our personnel. As of December 31, 2019, we had 4,856 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Industry, Inc., global external training expenditures totaled approximately $99.7 billion in 2019. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $349.8 million and $318.0 million as of December 31, 2019 and 2018, respectively. We anticipate that approximately 85 percent of our backlog as of December 31, 2019 will be recognized as revenue during 2020. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, economic recession in both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 companies and their global equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate are weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations. There is significant uncertainty about the economic effect of the U.K.’s formal departure from the European Union on January 31, 2020, subject to a transition period expected to last until December 31, 2020. See “The United Kingdom’s withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.”

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including financial services institutions and automotive manufacturers.

During the years ended December 31, 2019, 2018 and 2017, revenue from our customers in the financial services & insurance sector accounted for approximately 16%, 19% and 20%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 10%, 13% and 14% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, billed and unbilled accounts receivable from this customer totaled $15.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2019, 2018 and 2017, revenue from our customers in the automotive industry accounted for approximately 28%, 23% and 22%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13%, 14% and 13% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, accounts receivable from a single automotive customer totaled $17.2 million, or 13% of our consolidated accounts receivable balance. Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

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

Our successful performance of the Global Master Agreement and the associated local services agreements, is subject to many risks, including the effect(s) that fixed prices for four years, the indexation of rates, the service level credits and the benchmarking requirements may have on our ability to perform services in a profitable manner; additional currency exchange rate exposure; local tax requirements and our need to concurrently maintain reliable payroll, accounting, purchasing, tax management, employment practices, project management, asset management and information technology infrastructure in many countries.

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

Our acquisitions in recent years have not involved the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. As of December 31, 2019, we had goodwill of $171.6 million and other intangible assets of $16.3 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows, change in market conditions, or a material decline in our stock price, among other things, may indicate potential impairment of recorded goodwill.

We tested our goodwill at the reporting unit level as of October 1, 2019 and 2018 and there was no indication of impairment. Each of our reporting units had a significant excess fair value over its respective carrying value, with the exception of the Organizational Development reporting unit which had a fair value that exceeded its carrying value by 11% as of the October 1, 2019 testing date. The Organizational Development reporting unit has a significant amount of goodwill attributable to previously completed acquisitions. If it fails to meet its financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment.

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

We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results.  Factors that may affect quarterly operating results in the future include:

•	the overall level of services and products sold;

•	the volume of publications shipped by our Sales Enablement practice each quarter, because revenue and cost of publications contracts are recognized in the quarter during which the publications ship;

•	fluctuations in project profitability;

•	the gain or loss of material clients;

•	the timing, structure and magnitude of acquisitions;

•	participant training volume and general levels of outsourcing demand from clients in the industries that we serve;

•	the budget and purchasing cycles of our clients, especially of the governments and government agencies that we serve;

•	the commencement or completion of client engagements or services and products in a particular quarter;

•	currency fluctuations; and

•	the general level of economic activity.

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

As of December 31, 2019, Sagard beneficially owned 3,639,367 shares or 21.4% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $349.8 million, $318.0 million and $268.6 million as of December 31, 2019, 2018 and 2017, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

We identified material weaknesses in our internal control over financial reporting related to our implementation of a new global enterprise resource planning system (ERP) on October 1, 2018, and subsequent post-implementation processing as well as our risk assessment over certain key financial processes. Until remediated, there is the possibility that a material misstatement in our consolidated financial statements may not be prevented or detected on a timely basis, which could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems and risk assessment over key financial processes are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, management identified material weaknesses in internal control related to ineffective controls over the implementation of the ERP system in the areas of user access and program change-management as well as ineffective risk assessment to ensure controls were designed and implemented to respond to the risks within the revenue and human resources processes as well as other processes within TTi Global, Inc. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 and 2018. We remediated a material weakness related to system development lifecycle controls, and are implementing remedial measures to address the current material weaknesses. While there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses prior to the end of 2020. However, certain material weaknesses that we had planned to remediate by the end of 2019 continue to exist and we may not be able to remediate the current material weaknesses by the end of 2020. These remediation efforts could result in additional expenses. If we are unable to remediate the material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affecting investor confidence in our financial statements and adversely impact our stock price.

A breach of our security measures (or security measures of third-parties we have engaged) could harm our business, results of operations and financial condition.

Our databases contain our confidential data and confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as the European Union General Data Protection Regulation, the California Consumer Privacy Act and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. We have implemented security measures, both directly and with third-party subcontractors and service providers, with the intent of maintaining the security of any confidential information which has been entrusted to us against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. A party, including one of our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations.  Many of our contracts require us to comply with specific data security requirements.  If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients or other parties or subject to legal actions for breaching these data security requirements or other contractual confidentiality provisions.  These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients.  We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 36%, 33% and 31% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. We conduct our business globally. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. We may encounter challenges adapting to cultural differences compared to the U.S. International sales and operations might be subject to a variety of risks, including:

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
On January 31, 2020, the United Kingdom formally left the European Union and the U.K. is in the process of negotiating its exit from the EU (generally referred to as “Brexit”). The U.K. will remain subject to the EU’s rules and regulations during a transition period ending December 31, 2020. The impact of Brexit on our business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations during this transition period and on the ultimate manner and terms of the U.K.’s withdrawal from the EU.

The UK withdrawal from the EU could create new challenges in our operations, such as instability in global financial and foreign exchange markets. This instability could include volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations. In addition, the absence of trade agreements between the UK and other EU countries may adversely affect the operation of our cross-border engagements between certain of these countries, including as a result of the potential loss of the E.U. “passport,” or any other potential restriction on free travel of U.K. citizens to Europe, and vice versa.

At the time of this filing, we cannot predict the impact that the UK’s actual exit from the EU will have on our business generally and our UK and European operations more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.

Approximately 36% of our revenue for the year ended December 31, 2019 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 15% of our revenue for the year ended December 31, 2019.  As a result, changes in the exchange rates of foreign currencies to the U.S. dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange gains or losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Our financial condition and results of operations for fiscal 2020 could be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. While initially concentrated in China, at the time of this filing, the outbreak has now spread to other countries and infections have been reported globally including in the United States. The outbreak has resulted in increased travel restrictions and extended shutdown of certain businesses. While these restrictions and closures are expected to be temporary, the duration of the business disruption, reduced customer activity and related financial impact cannot be reasonably estimated at this time but could negatively affect the results of our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We are subject to potential liabilities which are not covered by our insurance.

We engage in activities in which there are substantial risks of potential liability. We have provided services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and liquefied natural gas (“LNG”), environmental remediation, engineering design and construction management.  We maintain a global insurance program (including general liability coverage) covering the businesses we currently own.  Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 568,000 square feet of primarily office and related space at various locations throughout the United States and Europe and other countries in which we have operations. We occupy approximately 45,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025. We also lease offices to support our operations in 25 other cities across the U.S., including Troy, Michigan and Indianapolis, Indiana, and we lease office space to support our international locations in Canada, the United Kingdom, France, Germany, the Netherlands, Denmark, Poland, Switzerland, South Africa, the United Arab Emirates, Romania, Turkey, Australia, mainland China, Hong Kong, India, Japan, Malaysia, Singapore, Thailand, the Philippines, Argentina, Brazil, Chile, Colombia, and Mexico.

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

	2019
Quarter	High	Low
First	$17.13	$11.92
Second	16.03	12.03
Third	16.68	12.33
Fourth	14.47	10.94

	2018
Quarter	High	Low
First	$26.80	$20.30
Second	23.00	17.50
Third	19.55	16.40
Fourth	18.39	11.77
The number of shareholders of record of our common stock as of February 25, 2020 was 616. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2014 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

         *$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
         Fiscal year ending December 31.

Company / Index	Year ended December 31,
Name	2014	2015	2016	2017	2018	2019
GP Strategies Corp.	$100.00	$74.01	$84.29	$68.38	$37.16	$38.99
NYSE Market Index	100.00	95.91	107.36	127.46	116.06	145.66
Peer Group Index	100.00	97.97	129.88	227.91	193.08	302.06

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2019:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
October 1 - 31, 2019	—	$—	—	$3,755,000
November 1 - 30, 2019	3,114(2)	$12.58	—	$3,755,000
December 1 - 31, 2019	8,069(2)	$13.18	—	$3,755,000

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

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and our consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2016 and 2015 and our consolidated balance sheet data as of December 31, 2017, 2016, and 2015 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Revenue	$583,290	$515,160	$509,208	$490,559	$490,280
Gross profit	89,213	77,743	82,027	80,157	81,992
Interest expense	6,058	2,945	3,132	1,568	1,381
Income before income taxes (1)	22,369	14,763	19,689	30,034	29,623
Net income	15,189	9,836	12,891	20,247	18,789
Diluted earnings per share	0.90	0.59	0.76	1.21	1.09

(1)	Includes a $12.1 million gain on the sale of our tuition program management business on October 1, 2019 which is described more fully in Note 4 to the Consolidated Financial Statements.

	December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
	(In thousands)
Cash	$8,159	$13,417	$23,612	$16,346	$21,030
Short-term borrowings	—	—	37,696	17,694	34,084
Working capital	92,918	103,944	49,785	59,859	40,322
Total assets	448,902	434,738	365,007	315,601	302,969
Long-term debt, including current maturities	82,870	116,500	28,000	40,000	24,444
Stockholders’ equity	209,914	186,569	188,054	167,496	158,344

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019 which are located in Item 8 of this report.

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

As of December 31, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. We are organized into two operating segments aligned by complementary service lines and supported by a business development organization aligned by industry sector. Our two segments each consist of two global practice areas which are focused on providing similar and/or complementary products and services across our diverse customer base and within targeted markets. Within each practice are various service lines having specific areas of expertise. Marketing and communications, sales, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned by industry sector to support existing customer accounts and new customer development across both segments. Further information regarding our business segments is discussed below.

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•
Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, event management and vendor management.

•
Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off-the-shelf delivery format through our GPiLEARN+™ portal.

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, processes and workforce performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•
Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate customer salesforces as well as service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technician knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

We discuss our business in more detail in Item 1. Business and the risk factors affecting our business in Item 1A. Risk Factors.

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our learning services offerings and capabilities. We believe the demand for learning and development services will continue to increase. In a knowledge based economy, this demand is driven by ever increasing technology, processes, products, and turnover of personnel. The rate and effectiveness of the transfer of knowledge to the workforce of our clients, their partners, and even their customers can positively impact their performance. We plan to meet this demand by continuously expanding our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions. Our acquisitions in recent years have added automotive industry training and platform adoption capabilities to our services offerings, strengthened our digital learning and custom training content development services in both the commercial and government sectors, and expanded our geographical reach. We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, engineering and technical services. We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

Develop and maintain strong client relationships. We plan to preserve and grow our business by cross-selling our services and capabilities across and within our existing client base. We have a successful track record of increasing our share of wallet with a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures. We believe that as our clients benefit from the efficient, cost-effective and flexible training solutions and services that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers. We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures.

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

Expand global platform. We believe international markets offer growth opportunities for our services. We established over twenty new subsidiaries in select countries since 2013 to support new global outsourcing contracts.We intend to leverage our enhanced infrastructure as well as to further establish our global platform in order to deliver our comprehensive offerings to new and existing clients on a global basis. In our experience, many of our clients are seeking access to additional international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program. By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

Significant Events

Restructuring Plan

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. We also hired a chief sales officer in January 2018 to establish a structured and more centralized business development capability that will align our diverse market sector expertise with our service offerings. In connection with the reorganization, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. During the fourth quarter of 2017, we incurred restructuring charges of $3.3 million consisting primarily of severance costs and during the year ended December 31, 2018, we incurred restructuring charges of $2.9 million, consisting primarily of facility consolidation costs and severance expense. These restructuring activities were complete as of June 30, 2018. The total remaining liability under this restructuring plan was $0.1 million and $1.9 million as of December 31, 2019 and 2018, respectively.

In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. For the year ended December 31, 2019, we recorded $1.6 million of restructuring charges in connection with these activities. The total remaining liability under these restructuring activities was $0.2 million as of December 31, 2019. These restructuring activities associated with the TTi Global acquisition were substantially complete as of December 31, 2019.

Divestitures

Sale of Tuition Program Management Business

On October 1, 2019, we sold our tuition program management business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million.

Sale of Alternative Fuels Division
Effective January 1, 2020, we closed the sale of our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The purchase price is up to $6.0 million, subject to adjustment based on a final calculation of net working capital as defined in the asset purchase agreement. Of the total purchase consideration, we received an advance payment of $1.5 million on December 31, 2019 and the remaining upfront consideration of $3.5 million on January 2, 2020 based on the estimated net working capital. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. The purchase price adjustment for closing net working capital is expected to be finalized during the first quarter of 2020.

Acquisitions

Below is a summary of the acquisitions we completed during 2018 and 2017. We did not complete any acquisitions in 2019. See Note 3 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2018 Acquisitions

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. ("TTi Global") and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid upon closing on November 30, 2018, subject to reduction based on a minimum working capital requirement, as defined in the Share

Purchase Agreement. During the third quarter of 2019, the seller paid us $0.9 million in settlement of the working capital adjustment. The acquired TTi Global business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. No contingent consideration was payable as the earnings target was not achieved. The acquired IC Axon business is included in the Workforce Excellence segment and the results of its operations have been included in the consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition expands our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement required up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In July 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. No contingent consideration was paid with respect to the two twelve-month periods following the acquisition as the earnings targets for those periods were not achieved. In July 2019, we entered into an amendment to the asset purchase agreement that implemented certain changes, including the elimination of the third year earnout for the period ended January 31, 2020. The acquired McKinney Rogers business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the year ended December 31, 2019 we did not repurchase shares and during the years ended December 31, 2018 and 2017, we repurchased approximately 354,000 and 182,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $4.3 million, respectively. As of December 31, 2019, there was approximately $3.8 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2019 compared to the year ended December 31, 2018
During the year ended December 31, 2019, our revenue increased $68.1 million, or 13.2%, to $583.3 million compared to $515.2 million for the year ended December 31, 2018. The revenue increase was comprised of a $13.0 million increase in our Workforce Excellence segment and a $55.1 million increase in our Business Transformation Services segment. Foreign currency exchange rate changes resulted in a total $7.5 million decrease in U.S. dollar reported revenue during 2019. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, increased $8.4 million or 42.9% during the year ended December 31, 2019. The increase in operating income is largely due to a $12.1 million pre-tax gain on the sale of our tuition program management business in October 2019. In addition, we had a $11.5 million increase in gross profit and a $1.3 million decrease in restructuring charges during 2019 compared to 2018. These increases in operating income were partially offset by a $9.6 million increase in general and administrative expenses, a $3.1 million increase in sales and marketing expense, and a $3.8 million decrease in the gain on change in fair value of contingent consideration during 2019 compared to 2018.

For the year ended December 31, 2019, we had income before income taxes of $22.4 million compared to $14.8 million for the year ended December 31, 2018. Net income was $15.2 million, or $0.90 per diluted share, for the year ended December 31, 2019 compared to $9.8 million, or $0.59 per diluted share, for 2018. Diluted weighted average shares outstanding were $16.9 million for the year ended December 31, 2019 compared to $16.7 million for the year ended December 31, 2018.

Revenue

	Years ended December 31,
	2019	2018
	(Dollars in thousands)
Workforce Excellence	$329,795	$316,814
Business Transformation Services	253,495	198,346
	$583,290	$515,160

Workforce Excellence revenue increased $13.0 million or 4.1% during the year ended December 31, 2019 compared to 2018. The increase in revenue is comprised of the following:

•	a $16.6 million net increase in revenue in our Managed Learning Services practice primarily due to the following:

◦	a $5.1 million increase in revenue from the IC Axon business acquired on May 1, 2018;

◦	a $10.2 million net increase in revenue for managed learning and training content development services primarily due to new training outsourcing contracts; and

◦	a $1.3 million increase in vocational skills training services provided to the UK government.

•
a $1.9 million net increase in revenue in our Engineering & Technical Services practice primarily due to an increase in chemical demilitarization training services for the U.S. government and an increase in disaster relief services, partially offset by a net decrease in engineering and technical training services.

These increases were offset by a $5.5 million net decrease in revenue due to changes in foreign currency exchange rates.
Business Transformation Services revenue increased $55.1 million or 27.8% during the year ended December 31, 2019 compared to 2018. The net increase in revenue is comprised of the following:

◦	a $57.7 million net increase in our Sales Enablement practice primarily due to the following:

◦	a $49.1 million increase due to incremental revenue contributed by the TTi Global and TTi Europe acquisitions completed on December 1, 2018 and August 7, 2018, respectively; and

•	a $8.6 million net increase in automotive sales training services largely due to new vehicle launch events and other new projects for automotive clients.

◦
a $0.6 million net decrease in revenue in our Organizational Development practice primarily due to a decline in human capital management system implementation services, partially offset by an increase in strategic consulting services.

These revenue increases were offset by a $2.0 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross profit

	Years ended December 31,
	2019		2018
		% Revenue		% Revenue
	(Dollars in thousands)
Workforce Excellence	$55,855	16.9%	$50,875	16.1%
Business Transformation Services	33,358	13.2%	26,868	13.5%
	$89,213	15.3%	$77,743	15.1%

Workforce Excellence gross profit of $55.9 million, or 16.9%, of revenue for the year ended December 31, 2019 increased by $5.0 million, or 9.8%, compared to gross profit of $50.9 million or 16.1% of revenue for the year ended December 31, 2018. The net increase in gross profit is primarily due to the following:

•
a $4.3 million net increase in gross profit in our Managed Learning Services practice primarily due to the revenue increases noted above, partially offset by a decline in gross profit for our vocational skills training services provided to the UK government due to a change in the funding model; and

•
a $1.6 million net increase in gross profit in our Engineering & Technical Services practice primarily due to the revenue increases noted above, as well as improved profitability in our alternative fuels business; partially offset by

•	a $0.9 million net decrease in gross profit due to changes in foreign currency exchange rates.

Business Transformation Services gross profit of $33.4 million, or 13.2%, of revenue for the year ended December 31, 2019 increased by $6.5 million, or 24.2%, when compared to gross profit of $26.9 million, or 13.5%, of revenue for the year ended December 31, 2018. The increase is primarily due to $4.6 million of gross profit contributed by the acquired TTi business, a $0.6 million increase in gross profit in our Sales Enablement practice, and a $1.3 million increase in gross profit in our Organizational Development practice.

General and administrative expenses

General and administrative expenses increased $9.6 million or 17.6% from $54.8 million for the year ended December 31, 2018 to $64.5 million for the year ended December 31, 2019. The increase in general and administrative expenses is primarily due to a $4.5 million increase in G&A expense associated with the acquired TTi businesses and a $2.0 million increase due to internal labor costs that were capitalized in connection with our financial system implementation in 2018 but that are included in G&A expense in 2019. In addition, there was a $2.8 million increase in bad debt expense primarily due to an additional reserve of $2.2 million recognized in the fourth quarter of 2019 resulting from a settlement agreement relating to outstanding accounts receivable on a contract that was previously terminated by a foreign oil and gas client in 2017. There was also a $0.3 million net increase in miscellaneous other G&A expenses largely due to an increase in external accounting and tax consulting fees.

Sales and marketing expenses

Sales and marketing expenses increased $3.1 million or 64.1% from $4.8 million for the year ended December 31, 2018 to $7.9 million for the year ended December 31, 2019. The increase in sales and marketing expenses is primarily due to labor and benefits expense relating to the hiring of additional business development personnel as well as marketing personnel, some of which represents new investments and some of which results from centralizing marketing resources that were previously recorded in cost of revenue.

Restructuring charges

Restructuring expense were $1.6 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively. In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. We recognized restructuring charges of $1.6 million during the year ended December 31, 2019 relating to these restructuring activities. During the year ended December 31, 2018, we recognized $2.9 million of restructuring charges in connection with the reorganization that was initiated in December 2017.

Gain on change in fair value of contingent consideration, net

During the years ended December 31, 2019 and 2018, we recognized a net gain of $0.7 million and $4.4 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  The gains are due to lower earnings for the acquired businesses compared to our original forecasts, resulting in a reversal of the contingent consideration liabilities. See Note 3 to the Consolidated Financial Statements for a detailed discussion of the accounting for the changes in fair value of contingent consideration during the year ended December 31, 2019.

Interest expense

Interest expense increased $3.1 million to $6.1 million for the year ended December 31, 2019 compared to $2.9 million for the year ended December 31, 2018. The net increase is due to a $2.0 million increase in interest expense due to both an increase in interest rates and higher borrowings under the Credit Agreement, as well as a $1.1 million non-recurring reversal of an interest accrual during the second quarter of 2018 related to an unremitted value-added tax associated with prior year client billings which was favorably settled during the second quarter of 2018.

Other income (expense)

Other income was $0.4 million compared to other expense of $1.9 million for the years ended December 31, 2019 and 2018, respectively. The increase in other income was primarily due to a $1.6 million decrease in foreign currency losses primarily related to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. There was also a net $0.8 million improvement in other income due to a $0.5 million gain in the third quarter of 2019 related to a divested business for which a $0.3 million loss on disposal was included in other expense during the third quarter of 2018. In addition, there was a $0.4 million increase in miscellaneous other income. Partially offsetting these improvements was a $0.4 million loss on a litigation settlement, including legal costs, during the fourth quarter of 2019, which is included in other income (expense).

Gain on sale of business

On October 1, 2019, we sold our tuition program management business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million.

Income taxes

Income tax expense was $7.2 million for the year ended December 31, 2019 compared to $4.9 million for the year ended December 31, 2018. Our effective income tax rate was 32.1% and 33.4% for the years ended December 31, 2019 and 2018, respectively. The decrease in the effective income tax rate in 2019 compared to 2018 is primarily due to a change in the mix of income from higher to lower taxing jurisdictions. See Note 10 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

Results of Operations for Fiscal 2018 compared to 2017

For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2019, our working capital decreased $11.0 million from $103.9 million at December 31, 2018 to $92.9 million at December 31, 2019. We believe that cash generated from operations and borrowings available under our Credit Agreement ($25.8 million of available borrowings as of December 31, 2019 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2019, the amount of cash held outside of the U.S. by foreign subsidiaries was $7.6 million. The Tax Cuts and Jobs Act of 2017 includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the year ended December 31, 2019, we did not repurchase shares of our common stock in the open market. During the years ended 2018 and 2017, we repurchased approximately 354,000 and 182,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $4.3 million respectively. As of December 31, 2019, there was approximately $3.8 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Acquisition-Related Payments

As of December 31, 2019, we didn't have any remaining contingent consideration liabilities outstanding in connection with previously completed acquisitions.

Proceeds from Divestitures

In connection with the sale of our tuition program management business which is discussed further in Note 4 to the Consolidated Financial Statements, we received cash proceeds of $18.7 million in October 2019. In addition, $1.5 million of the purchase price is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020.

In connection with the sale of our Alternative Fuels Division effective January 1, 2020, we received upfront cash proceeds of $1.5 million on December 31, 2019 and $3.5 million of cash proceeds on January 2, 2020. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. The purchase price is also subject to adjustment for closing net working capital which is expected to be finalized during the first quarter of 2020.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 28%, 23% and 22% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13%, 14% and 13% of our consolidated revenue for the years ended December 31, 2019 , 2018 and 2017, respectively. As of December 31, 2019, accounts receivable from a single automotive customer totaled $17.2 million, or 13% of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 16%, 19% and 20% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 10%, 13% and 14% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $15.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue in 2019 or consolidated accounts receivable balance as of December 31, 2019.

Cash Flows

Year ended December 31, 2019 compared to the year ended December 31, 2018

Our cash balance decreased $5.3 million from $13.4 million as of December 31, 2018 to $8.2 million as of December 31, 2019. The decrease in cash during the year ended December 31, 2019 resulted from cash provided by operating activities of $13.4 million, cash provided by investing activities of $16.0 million, cash used in financing activities of $32.3 million and a $2.3 million negative effect due to exchange rate changes on cash.

Cash provided by operating activities was $13.4 million for the year ended December 31, 2019 compared to $11.2 million in 2018.  The increase in cash provided by operating activities is primarily due to an increase in net income and non-cash add backs to net income and favorable changes in working capital accounts during 2019 compared to 2018.

Cash provided by investing activities was $16.0 million for the year ended December 31, 2019 compared to cash used in investing activities of $61.8 million in 2018. The increase in cash from investing activities is due to $20.0 million of cash proceeds from divestitures in 2019 compared to $55.3 million of cash used to complete acquisitions in 2018. In addition, there was $0.9 million decrease in capitalized software development costs in 2019 compared to 2018.

Cash used in financing activities was $32.3 million for the year ended December 31, 2019 compared to cash provided by financing activities of $40.0 million in 2018. The decrease in cash from financing activities is primarily due to $33.6 million of net repayments of borrowings under our Credit Agreement in 2019 compared to $50.9 million of net borrowings on our line of credit during 2018 to fund acquisitions. In addition, there was a $8.5 million decrease in cash used for open market share repurchases in 2019 compared to 2018 and a $3.2 million change in negative cash book balances during 2019 compared to 2018.

Cash Flow Comparison for Fiscal 2018 compared to 2017

For a comparison of our cash flows for the years ended December 31, 2018 and 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

Debt

On November 30, 2018, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent for a syndicate of lenders (the “Credit Agreement”), replacing the prior credit agreement with Wells Fargo dated December 21, 2016, as amended on April 28, 2018 and June 29, 2018 (the "Original Credit Agreement"). The Credit Agreement provides for a revolving credit facility, which expires on November 29, 2023, and consists of: a revolving loan facility with a borrowing limit of $200 million, including a $20 million sublimit for foreign borrowings; an accordion feature allowing the Company to request increases in commitments to the credit facility by up to an additional $100 million; a $20 million letter of credit sublimit; and a swingline loan credit sublimit of $20 million. The obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries (the "Guarantors"). As collateral security under the Credit Agreement and the guarantees thereof, the Company and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in substantially all of their tangible and intangible assets. The proceeds of the Credit Agreement were used, in part, to repay in full all outstanding borrowings under the Original Credit Agreement, and additional proceeds of the revolving credit facility are expected to be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit and Permitted Acquisitions, as defined.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On June 28, 2019, we entered into an amendment to the Credit Agreement that requires the company to maintain compliance with a maximum leverage ratio of 3.75 to 1.0 for the fiscal quarter ended June 30, 2019, 3.5 to 1.0 for the fiscal quarter ending September 30, 2019 and 3.0 to 1.0 for the fiscal quarters ended December 31, 2019 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of December 31, 2019, our leverage ratio was 2.3 to 1.0 and our interest expense ratio was 6.1 to 1.0, each of which was in compliance with the Credit Agreement.

As of December 31, 2019, we had $82.9 million of borrowings outstanding and $25.8 million of available borrowings under the revolving credit facility based on our consolidated leverage ratio. For the years ended December 31, 2019 and 2018, the weighted average interest rate on our borrowings was 4.5% and 4.0%, respectively. There were $1.2 million of unamortized debt issue costs related to the Credit Agreement as of December 31, 2019 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2019 (in thousands):

	Payments due in
	2020	2021-2022	2023-2024	After 2024	Total
Operating lease commitments	8,411	11,703	8,268	6,060	34,442
Purchase commitments (1)	8,175	9,252	1,878	—	19,305
Total	$16,586	$20,955	$10,146	$6,060	$53,747

(1)
Excludes purchase orders for goods and services entered into by us in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

Off-Balance Sheet Commitments

As of December 31, 2019, we had outstanding letters of credit totaling approximately $0.1 million, which expire in 2022. In addition, as of December 31, 2019, we had three outstanding performance bonds totaling $12.4 million primarily for contracts in our alternative fuels business. We do not have any off-balance sheet financing except for short-term operating leases and letters of credit entered into in the normal course of business.

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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $1.8 million, $1.5 million, and $(0.8) million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Contract Related Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2019 were not materially impacted by any other factors, except for a significant decrease in unbilled revenue as of December 31, 2019 compared to 2018 due to a delay in billings at the end of 2018 in connection with the implementation of a new ERP system in the fourth quarter of 2018.

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of October 1st and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below our operating segments.

Our goodwill balances as of December 31, 2019 for each reporting unit were as follows (in thousands):

Reporting Unit
Managed Learning Services	$75,209
Engineering & Technical Services	42,804
Sales Enablement	7,516
Organizational Development	46,034
$171,563

ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment tests as of October 1, 2019 and 2018, we performed a quantitative goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values. Each of the reporting units had a significant excess fair value over its respective carrying value, with the exception of the Organizational Development reporting unit which had a fair value that exceeded its carrying value by 11% as of the October 1, 2019 testing date. The Organizational Development reporting unit has a significant amount of goodwill attributable to previously completed acquisitions. If it continues to experience declines, fails to meet its financial projections, or if other adverse market conditions occur which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future.

In the quantitative impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference, however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.

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

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million. As of December 31, 2019, we had $82.9 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have entered into interest rate derivative contracts. As of December 31, 2019, we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

We estimate that the fair value of our borrowings under our revolving credit facility approximates its carrying value as of December 31, 2019 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.7 million, $2.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 14 to the consolidated financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. This change was adopted using the modified retrospective method.
As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers. This change was adopted using the modified retrospective method.
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
March 10, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited GP Strategies Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified and included in management’s assessment:
Our risk assessment process was not effective in considering changes to the business operations, personnel and other factors affecting certain financial reporting processes, and we did not have sufficient resources available to perform the risk assessment process and implement controls in the requisite timeframe. This resulted in:

•
Ineffective program change management controls over program and data changes affecting the enterprise resource planning (ERP) financial IT applications. Specifically, the change management process was not designed properly to demonstrate the completeness and approval of all configuration changes that have occurred. The related detective control to monitor changes was not implemented. Also, the control over access to migrate changes into the production environment was determined to be ineffective.

•
Ineffective user access controls to adequately restrict user access to financial applications and related data commensurate with job responsibilities. Management did not perform appropriate user access reviews.

•
Ineffective general information technology controls over the ERP system resulting in ineffective automated controls and manual controls that are dependent upon the completeness and accuracy of information derived from the ERP system. This includes automated and manual controls over all significant accounts presented in the consolidated financial statements.

•
Ineffective risk assessment to ensure controls were designed and implemented to respond to the risks within the revenue and human resources processes company-wide as well as other processes specific to only TTi Global, Inc., which was acquired on November 30, 2018.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Baltimore, Maryland
March 10, 2020

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018
(In thousands, except shares and par value per share)

	2019	2018
Assets
Current assets:
Cash	$8,159	$13,417
Accounts and other receivables, less allowance for doubtful accounts of $1,132 in 2019 and $2,034 in 2018	131,852	107,673
Unbilled revenue	57,229	80,764
Prepaid expenses and other current assets	19,115	19,048
Total current assets	216,355	220,902
Property, plant and equipment, net	5,803	5,859
Operating lease right-of-use assets	27,251	—
Goodwill	171,563	176,124
Intangible assets, net	16,344	20,933
Deferred tax assets	1,121	1,077
Other assets, net	10,465	9,843
	$448,902	$434,738
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	92,332	93,254
Current portion of operating lease liability	7,871	—
Deferred revenue	23,234	23,704
Total current liabilities	123,437	116,958
Long-term debt	82,870	116,500
Long-term portion of operating lease liability	22,159	—
Deferred tax liabilities	7,439	8,817
Other noncurrent liabilities	3,083	5,894
Total liabilities	238,988	248,169

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,222,781 shares in 2019 and 2018	172	172
Additional paid-in capital	102,319	105,850
Retained earnings	131,228	116,039
Treasury stock, at cost (190,115 shares in 2019 and 603,041 shares in 2018)	(4,070)	(13,802)
Accumulated other comprehensive loss	(19,735)	(21,690)
Total stockholders’ equity	209,914	186,569
	$448,902	$434,738

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2019, 2018 and 2017
(In thousands, except per share data)

	2019	2018	2017
Revenue	$583,290	$515,160	$509,208
Cost of revenue	494,077	437,417	427,181
Gross profit	89,213	77,743	82,027
General and administrative expenses	64,492	54,848	55,753
Sales and marketing expenses	7,875	4,798	1,666
Restructuring charges	1,639	2,930	3,317
Gain on change in fair value of contingent consideration, net	677	4,438	1,620
Gain on sale of business	12,126	—	—
Operating income	28,010	19,605	22,911
Interest expense	6,058	2,945	3,132
Other income (expense) (including interest income of $50 in 2019, $8 in 2018 and $43 in 2017)	417	(1,897)	(90)
Income before income taxes	22,369	14,763	19,689
Income tax expense	7,180	4,927	6,798
Net income	$15,189	$9,836	$12,891

Basic weighted average shares outstanding	16,827	16,608	16,748
Diluted weighted average shares outstanding	16,861	16,696	16,873

Per common share data:
Basic earnings per share	$0.90	$0.59	$0.77
Diluted earnings per share	$0.90	$0.59	$0.76

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net income	$15,189	$9,836	$12,891
Foreign currency translation adjustments	1,955	(6,914)	6,686
Change in fair value of interest rate cap, net of tax	—	142	(142)
Change in fair value of interest rate swap, net of tax	—	(63)	63
Comprehensive income	$17,144	$3,001	$19,498

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2019, 2018 and 2017
(In thousands, except for par value per share)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2016	$172	$106,803	$93,708	$(11,628)	$(21,462)	$167,593
Net income	—	—	12,891	—	—	12,891
Foreign currency translation adjustments	—	—	—	—	6,686	6,686
Change in fair value of interest rate cap, net of tax					(142)	(142)
Change in fair value of interest rate swap, net of tax					63	63
Repurchases of common stock in the open market	—	—	—	(4,302)	—	(4,302)
Stock-based compensation expense	—	3,589	—	—	—	3,589
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,168)	—	—	—	(1,168)
Issuance of stock for employer contributions to retirement plan	—	40	—	2,685	—	2,725
Net issuances of stock pursuant to stock compensation plans and other	—	(2,008)	—	2,127	—	119
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	$172	$107,256	$106,203	$(11,118)	$(14,855)	$187,658
Net income	—	—	9,836	—	—	9,836
Foreign currency translation adjustments	—	—	—	—	(6,914)	(6,914)
Change in fair value of interest rate cap, net of tax					142	142
Change in fair value of interest rate swap, net of tax					(63)	(63)
Repurchases of common stock in the open market	—	—	—	(7,993)	—	(7,993)
Stock-based compensation expense	—	1,350	—	—	—	1,350
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(416)	—	—	—	(416)
Issuance of stock for employer contributions to retirement plan	—	(867)	—	3,827	—	2,960
Net issuances of stock pursuant to stock compensation plans and other	—	(1,473)	—	1,482	—	9
Balance at December 31, 2018	$172	$105,850	$116,039	$(13,802)	$(21,690)	$186,569
Net income	—	—	15,189	—	—	15,189
Foreign currency translation adjustments	—	—	—	—	1,955	1,955
Stock-based compensation expense	—	2,617	—	—	—	2,617
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(278)	—	—	—	(278)
Issuance of stock for employer contributions to retirement plan	—	(2,251)	—	5,229	—	2,978
Net issuances of stock pursuant to stock compensation plans and other	—	(3,619)	—	4,503	—	884
Balance at December 31, 2019	$172	$102,319	$131,228	$(4,070)	$(19,735)	$209,914
See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$15,189	$9,836	$12,891
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(677)	(4,438)	(1,620)
Gain on sale of business	(12,126)	—	—
Depreciation and amortization	9,482	7,921	6,974
Non-cash compensation expense	5,595	4,310	6,314
Deferred income taxes	(1,086)	876	(313)
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(23,803)	23,092	(10,977)
Unbilled revenue	23,473	(36,868)	(1,893)
Prepaid expenses and other current assets	421	705	(2,297)
Accounts payable, accrued expenses and net change in operating leases	(4,859)	8,110	15,392
Deferred revenue	(326)	(2,094)	2,520
Contingent consideration payments in excess of fair value on acquisition date	—	—	(408)
Other	2,117	(240)	(323)
Net cash provided by operating activities	13,400	11,210	26,260

Cash flows from investing activities:
Additions to property, plant and equipment	(2,315)	(2,834)	(2,734)
Proceeds from sale of business	20,048	—	—
Acquisitions, net of cash acquired	850	(55,290)	(11,111)
Capitalized software development costs	(2,632)	(3,544)	(1,313)
Other investing activities	—	(86)	(295)
Net cash provided by (used in) investing activities	15,951	(61,754)	(15,453)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	—	(37,577)	19,864
Proceeds from long-term debt	178,750	146,000	—
Repayments of long-term debt	(212,380)	(57,500)	(12,000)
Contingent consideration payments	—	—	(4,657)
Change in negative cash book balance	1,932	(1,278)	(2,138)
Repurchases of common stock	—	(8,522)	(3,773)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(278)	(416)	(1,168)
Premium paid on interest rate cap	—	—	(474)
Cash proceeds from termination of interest rate derivatives	—	544	—
Payment of debt issuance costs	(303)	(1,231)	—
Other financing activities	—	10	120
Net cash provided by (used in) financing activities	(32,279)	40,030	(4,226)

	2019	2018	2017

Effect of exchange rate changes on cash	(2,330)	319	685
Net change in cash	(5,258)	(10,195)	7,266
Cash at beginning of year	13,417	23,612	16,346
Cash at end of year	$8,159	$13,417	$23,612

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,831	$3,741	$1,841
Income taxes	$4,327	$4,528	$6,256

Non-cash financing activities:
Accrued share repurchases	$—	$(529)	$529
Accrued contingent consideration	$—	$905	$5,613

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 28%, 23% and 22% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13%, 14% and 13% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 accounts receivable from a single automotive customer totaled $17.2 million, or 13%, of our consolidated accounts receivable balance.

Revenue from the financial services and insurance industry accounted for approximately 16%, 19% and 20% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 10%, 13% and 14% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, billed and unbilled accounts receivable from a single financial services customer totaled $15.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2019 or consolidated accounts receivable balance as of December 31, 2019.

Cash

We maintain our cash balances in bank accounts at various financial institutions. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $3.7 million and $1.8 million as of December 31, 2019 and 2018, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Beginning balance	$2,034	$2,492	$1,091
Additions	2,871	234	1,720
Deductions	(3,773)	(692)	(319)
Ending balance	$1,132	$2,034	$2,492

During the fourth quarter ended December 31, 2017, we recognized a $1.3 million bad debt reserve related to accounts receivable on a contract with a foreign oil and gas client which was terminated. During the third quarter of 2017, we also recognized a $2.6 million revenue and gross profit reduction related to this contract due to a performance dispute resulting in an increase in estimated costs to complete the project. During the fourth quarter of 2019, we entered into a settlement agreement with the client and recognized an additional bad debt reserve of $2.2 million to reflect the accounts receivable at its recoverable amount as of December 31, 2019. The remaining accounts receivable, net of the reserve, totaling $1.6 million was collected in January 2020.

Foreign Currency Translation

The functional currencies of our international operations are the respective local currencies of the countries in which we operate. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.7 million, $2.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606") using the modified retrospective method. Under this transition method, we applied the new standard to contracts that were not completed as of the adoption date and recognized a cumulative effect adjustment which reduced retained earnings by $0.4 million on January 1, 2018. The comparative prior period information has not been restated and continues to be presented according to accounting standards in effect for those periods. Further information regarding our revenue recognition, including our full accounting policy description, can be found in Note 2.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Contract Related Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the twelve-month period ended December 31, 2019 were not materially impacted by any other factors, except for a significant decrease in unbilled contract receivables as of December 31, 2019 compared to 2018 due to higher unbilled balances at December 31, 2018 resulting from a delay in billings at the end of 2018 in connection with the implementation of a new ERP system in the fourth quarter of 2018.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment tests as of both October 1, 2019 and 2018, we performed quantitative goodwill impairment tests and concluded that the fair values of each of our reporting units exceeded their respective carrying values.

In the quantitative impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference, however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.

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

Other Assets

Other assets primarily include an investment in a joint venture, certain software development costs, and unamortized debt issuance costs relating to our revolving credit facility. We account for a 10% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights. We capitalize the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software and ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. These costs consist of internal labor costs and payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, ranging from three to eight years. We amortize debt issuance costs to interest expense on a straight-line basis over the term of our revolving credit facility.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Non-dilutive instruments	103	82	13
Dilutive common stock equivalents	34	88	125

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 12, we grant stock options, restricted stock units, performance-based stock units (PSU's) and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture.  We do not capitalize any material portion of our stock-based compensation.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

•	Level 3 – unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

The carrying value of financial instruments including cash, accounts receivable and accounts payable approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2019 as it bears interest at variable rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions and are valued using Level 3 inputs. Our interest rate derivatives are valued using Level 2 inputs.

Leases

On January 1, 2019, we adopted FASB Accounting Standards Update ("ASU") 2016-02, Leases ("Topic 842") and all the related amendments. The impact of adoption is discussed below under the "Recent Accounting Standards" section. Further information regarding our lease accounting, including our full accounting policy description, can be found in Note 14.

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

The most significant effects of adopting Topic 842 on our consolidated financial statements were (1) the recognition of new ROU assets and lease liabilities for our operating leases of $31.1 million and $34.9 million , respectively on January 1, 2019, which included reclassifying accrued rent as a component of the ROU asset, and 2) significant new disclosures about our leasing activities, which are provided in Note 14. Topic 842 did not have a material impact on our results of operations or cash flows.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. Upon adoption of the new standard on January 1, 2020, we began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets. Based on our analysis of Topic 326 and due to the nature and extent of our financial instruments in scope of this ASU (primarily accounts receivable) and the historical, current and expected credit quality of our customers, we do not expect this ASU to have a material impact on our consolidated results of operations and financial condition.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The guidance promotes a framework to help improve the effectiveness of disclosures in the notes and is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The new standard will impact our disclosures but is not anticipated to impact on our operating results, financial position or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard removes step two from the goodwill impairment test. Under the ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the standard on January 1, 2019. The adoption of the ASU did not have an effect on our results of operations, financial condition or cash flows.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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
For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $1.8 million, $1.5 million, and $(0.8) million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of December 31, 2019 we had $349.8 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue within the next twelve months. We did not apply any of the practical expedients permitted by ASC Topic 606 in determining the amount of our performance obligations as of December 31, 2019.
Contract Balances
Revenue recognized for the years ended December 31, 2019 and 2018, that was included in the contract liability balance at the beginning of the year was $18.9 million and $20.0 million, respectively, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.
Contract Costs
Costs to fulfill contracts which do not meet the over time revenue recognition criteria are capitalized and recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized. Such costs are included in prepaid expenses and other current assets on the consolidated balance sheet and totaled $0.6 million and $1.6 million as of December 31, 2019 and 2018, respectively.
Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Substantially all of our sales commission arrangements have an amortization period of one year or less. As of December 31, 2019 and 2018, we did not have any capitalized sales commissions.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Years Ended December 31,
	Workforce Excellence			Business Transformation Services			Consolidated
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Revenue by type of service:
Managed learning services	$218,730	206,388	207,007	$—	—	—	$218,730	206,388	207,007
Engineering & technical services	111,065	110,426	101,252	—	—	—	111,065	110,426	101,252
Sales enablement	—	—	—	161,295	103,740	101,196	161,295	103,740	101,196
Organizational development	—	—	—	92,200	94,606	99,753	92,200	94,606	99,753
	$329,795	316,814	308,259	$253,495	198,346	200,949	$583,290	515,160	509,208

Revenue by geographic region:
Americas	$230,236	213,938	198,653	$193,129	165,807	175,027	$423,365	379,745	373,680
Europe Middle East Africa	91,947	91,764	100,296	50,160	38,171	30,461	142,107	129,935	130,757
Asia Pacific	34,300	30,688	29,828	25,354	2,634	376	59,654	33,322	30,204
Eliminations	(26,688)	(19,576)	(20,518)	(15,148)	(8,266)	(4,915)	(41,836)	(27,842)	(25,433)
	$329,795	316,814	308,259	$253,495	198,346	200,949	$583,290	515,160	509,208

Revenue by client market sector:
Automotive	$10,024	10,646	10,102	$155,105	105,431	101,285	$165,129	116,077	111,387
Financial & Insurance	82,434	87,813	86,718	10,715	12,303	16,339	93,149	100,116	103,057
Manufacturing	34,154	33,055	35,795	21,894	16,156	17,134	56,048	49,211	52,929
Energy / Oil & Gas	35,604	37,088	34,195	5,693	4,752	2,429	41,297	41,840	36,624
U.S. Government	39,432	29,584	25,254	7,964	8,782	9,475	47,396	38,366	34,729
U.K. Government	18,153	18,733	27,734	—	—	—	18,153	18,733	27,734
Information & Communication	14,294	14,083	18,123	7,913	9,510	10,490	22,207	23,593	28,613
Aerospace	27,511	25,989	22,142	7,754	3,683	6,549	35,265	29,672	28,691
Electronics Semiconductor	13,906	15,070	16,449	1,495	857	1,069	15,401	15,927	17,518
Life Sciences	19,560	15,009	8,420	6,370	8,750	9,377	25,930	23,759	17,797
Other	34,723	29,744	23,327	28,592	28,122	26,802	63,315	57,866	50,129
	$329,795	316,814	308,259	$253,495	198,346	200,949	$583,290	515,160	509,208

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(3)	Acquisitions

We did not complete any acquisitions in 2019. Below is a summary of the acquisitions we completed during 2018 and 2017 respectively.

2018 Acquisitions

The following table summarizes the purchase prices and purchase price allocations for the acquisitions completed during the year ended December 31, 2018. A description of the acquired businesses is summarized below the table.

Acquired company	TTi Global	TTi Europe	IC Axon	Hula

Acquisition date	11/30/2018	8/7/2018	5/1/2018	1/2/2018

Cash purchase price	$14,195	$3,000	$30,535	$10,000
Fair value of contingent consideration	—	—	905	—
Working capital adjustment	(850)	—	—	—
Total purchase price	$13,345	$3,000	$31,440	$10,000

Purchase price allocation:
Cash	$1,780	$125	$538	$—
Accounts receivable and other assets	14,218	1,684	3,110	—
Fixed assets	300	9	368	—
Customer-related intangible assets	4,428	762	10,365	1,367
Marketing-related intangible assets (tradename)	454	45	239	106
Goodwill	4,655	2,179	21,613	8,527
Total assets	25,835	4,804	36,233	10,000

Accounts payable and accrued expenses	10,066	1,609	983	—
Deferred revenue	219	126	979	—
Deferred tax liability	2,205	69	2,831	—
Total liabilities	12,490	1,804	4,793	—

Net assets acquired	$13,345	$3,000	$31,440	$10,000

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. ("TTi Global") and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid at closing on November 30, 2018. The final purchase price allocation above was adjusted during 2019 based on the finalization of the working capital adjustment, as defined in the Share Purchase Agreement, and other purchase accounting adjustments identified during the measurement period. During the third quarter of 2019, the seller paid us $0.9 million in settlement of the working capital adjustment. The purchase price allocation for the acquisition includes $4.4 million of a customer-related intangible asset which is being amortized over nine years and $0.5 million of a marketing-related intangible asset which was amortized over one year from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Global business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

TTi Europe
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The purchase price allocation for the acquisition primarily includes $0.8 million of a customer-related intangible asset which is being amortized over nine years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Europe business is included in the Business Transformation Services segment and the results of its operations have been included in the consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

CLS Performance Solutions Limited
On August 31, 2017, we acquired the business and certain assets of CLS Performance Solutions Limited ("CLS"), an independent provider of Enterprise Resource Planning (ERP) end user adoption and training services in the United Kingdom. The upfront purchase price was $0.4 million which was paid in cash at closing. In addition, the purchase agreement required up to an additional $2.2 million of consideration contingent upon the achievement of certain earnings targets during the twelve-month period following the completion of the acquisition. No contingent consideration was payable as the earnings target was not achieved for the twelve-month period subsequent to the acquisition. The purchase price allocation for the acquisition includes $0.3 million of a customer-related intangible asset which is being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired CLS business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning September 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The acquired CLS business is included in our acquiring United Kingdom subsidiary and its functional currency is the British Pound Sterling.

Emantras
Effective April 1, 2017, we acquired the business and certain assets of Emantras, a digital education company that provides engaging learning experiences and effective knowledge delivery through award-winning digital and mobile solutions with offices in Fremont, California and Chennai, India. This acquisition strengthens our eLearning development capabilities, allowing us to better serve our customer base with the latest digital learning solutions. The upfront purchase price was $3.2 million in cash. In addition, the purchase agreement required up to an additional $0.3 million of consideration, contingent upon the achievement of an earnings target during the twelve-month period following completion of the acquisition, plus a percentage of any earnings in excess of the specified earnings target. No contingent consideration was paid as the earnings target for the twelve-month period subsequent to the acquisition was not achieved. The purchase price allocation for the acquisition includes $0.8 million of a customer-related intangible asset which is being amortized over four years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. The portion of the goodwill recorded for financial statement purposes that is deductible for tax purposes is $0.8 million. The acquired Emantras business is included in the Workforce Excellence segment, and the results of its operations have been included in the consolidated financial statements beginning April 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations. The India-based operations of the acquired Emantras business is included in our India subsidiary and its functional currency is the Indian Rupee.

McKinney Rogers
On February 1, 2017, we acquired the business and certain assets of McKinney Rogers, a provider of strategic consulting services with offices in New York and London. This acquisition expands our solutions offerings, giving us the ability to leverage McKinney Rogers' intellectual property and consulting methodologies to help our global client base meet strategic business goals. The upfront purchase price was $3.3 million in cash. In addition, the purchase agreement required up to an additional $18.0 million of consideration, $6.0 million of which was contingent upon the achievement of certain earnings targets during the five-month period ended April 30, 2017 and $12.0 million of which is contingent upon the achievement of certain earnings targets during the three twelve-month periods following completion of the acquisition. In 2017, we paid the seller $1.0 million in respect of the contingent consideration for the five-month period ended April 30, 2017. No contingent consideration was payable with respect to the two twelve-month periods following completion of the acquisition as the earnings targets were not achieved. In July 2019, we entered into an amendment to the asset purchase agreement that implemented certain changes, including the elimination of the third year earnout for the period ended January 31, 2020.
The purchase price allocation for the acquisition includes $2.7 million of a technology-related intangible asset and $0.7 million of a customer-related intangible asset which are both being amortized over five years and $0.1 million of a marketing-related intangible asset which is being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. The portion of the goodwill recorded for financial statement purposes that is deductible for tax purposes is $1.6 million. The acquired McKinney Rogers business is included in the Business Transformation Services segment, and the results of its operations have been included in the consolidated financial statements beginning February 1, 2017. The pro-forma impact of the acquisition is not material to our results of operations.

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

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2018 to December 31, 2019 for each acquisition (dollars in thousands):

	Liability as of	2019 Additions	Change in Fair Value of Contingent	Foreign Currency	2019 Payments	Liability as of
Acquisition:	Dec. 31, 2018		Consideration	Translation		Dec. 31, 2019
IC Axon	$594	$—	$(594)	$—	$—	$—
McKinney Rogers	83	—	(83)	—	—	—
	$677	$—	$(677)	$—	$—	$—

As of December 31, 2019, there were no remaining contingent consideration liabilities. As of December 31, 2018, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $0.6 million and we also had accrued contingent consideration totaling $0.1 million included in other long-term liabilities on the consolidated balance sheet which represented the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(4)	Divestitures & Assets Held for Sale

Sale of Tuition Program Management Business

On October 1, 2019, we sold our tuition program management business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which is being held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which expires October 1, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million. The tuition program management business was part of the Workforce Excellence segment.

Sale of Alternative Fuels Division
Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The purchase price is up to $6.0 million, subject to adjustment based on a final calculation of net working capital as defined in the asset purchase agreement. Of the total purchase consideration, we received an advance payment of $1.5 million on December 31, 2019 and the remaining upfront consideration of $3.5 million on January 2, 2020 based on the estimated net working capital. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. The purchase price adjustment for closing net working capital is expected to be finalized during the first quarter of 2020.
The major classes of assets and liabilities sold in connection with our Alternative Fuels Division included accounts receivable, net of $0.9 million, other current assets of $0.9 million, estimated goodwill of approximately $2.7 million, deferred revenue of $1.3 million and other current liabilities of $0.2 million as of December 31, 2019. The Alternative Fuels Division was part of the Workforce Excellence segment.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(5)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2019 and 2018 were as follows (in thousands):

		Business
	Workforce	Transformation
	Excellence	Services	Total
Net book value at
January 1, 2018
Goodwill	$114,814	$45,438	$160,252
Accumulated impairment losses	(9,050)	(6,367)	(15,417)
Total	105,764	39,071	144,835
2018 Activity:
Acquisitions	21,613	14,033	35,646
Foreign currency translation	(3,459)	(898)	(4,357)
Net book value at
December 31, 2018
Goodwill	132,968	58,573	191,541
Accumulated impairment losses	(9,050)	(6,367)	(15,417)
Total	123,918	52,206	176,124
2019 Activity:
Purchase accounting adjustments	—	1,327	1,327
Divestitures	(7,681)	—	(7,681)
Foreign currency translation	1,776	17	1,793
Net book value at
December 31, 2019
Goodwill	127,063	59,917	186,980
Accumulated impairment losses	(9,050)	(6,367)	(15,417)
Total	$118,013	$53,550	$171,563

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$22,348	$(7,473)	$14,875
Intellectual property and other	3,915	(2,446)	1,469
	$26,263	$(9,919)	$16,344

December 31, 2018
Customer relationships	$26,524	$(8,547)	$17,977
Intellectual property and other	4,936	(1,980)	2,956
	$31,460	$(10,527)	$20,933

Amortization expense for intangible assets was $5.0 million, $4.6 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2019 is as follows (in thousands):

Fiscal year ending:
2020	$3,908
2021	3,290
2022	2,086
2023	1,852
2024	1,852
Thereafter	3,356
Total	$16,344

As of December 31, 2019, our intangible assets with definite lives had a weighted average remaining useful life of 5.7 years. We have no amortizable intangible assets with indefinite useful lives.

(6)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Machinery, equipment and vehicles	$17,170	$18,121
Furniture and fixtures	3,530	3,779
Leasehold improvements	2,725	2,369
Buildings	321	311
	23,746	24,580
Accumulated depreciation and amortization	(17,943)	(18,721)
	$5,803	$5,859

Depreciation expense was $2.4 million, $2.2 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(7)	Debt

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. On June 28, 2019 we entered into an amendment to the Credit Agreement that modified the maximum leverage ratio requirements for 2019. We were in compliance with each of these financial covenants under the Credit Agreement, as amended, as of December 31, 2019.

As of December 31, 2019, there were $82.9 million of borrowings outstanding and $25.8 million of available borrowings under the revolving loan facility based on our Leverage Ratio.

For the years ended December 31, 2019 and 2018, the weighted average interest rate on our borrowings was 4.5% and 4.0%, respectively. As of December 31, 2019, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.2 million of unamortized debt issue costs related to the Credit Agreement as of December 31, 2019 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other Assets on our consolidated balance sheet.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Trade accounts payable	$37,792	$40,969
Accrued salaries, vacation and benefits	22,322	21,550
Other accrued expenses	28,517	28,372
Accrued contingent consideration	—	594
Negative cash book balance	3,701	1,769
	$92,332	$93,254

(9)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees in the United States. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2019, 2018 and 2017, we contributed 219,427, 162,572, and 104,751 shares, respectively, of our common stock directly to the Plan which had a value of approximately $3.0 million, $3.0 million and $2.7 million, respectively, and is recognized as compensation expense in the consolidated statements of operations for matching contributions to the Plan.

We also maintain several defined contribution pension plans for our employees in the United States, United Kingdom and other countries. We contributed to these plans $2.7 million, $2.7 million and $2.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(10)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Income before income taxes:
Domestic	$12,814	$5,577	$2,901
Foreign	9,555	9,186	16,788
Total income before income taxes	$22,369	$14,763	$19,689

Income tax expense (benefit):
Current:
Federal	$2,634	$388	$3,210
State and local	586	378	256
Foreign	5,046	3,285	3,645
Total current	8,266	4,051	7,111
Deferred:
Federal	(338)	813	(241)
State and local	(99)	258	(176)
Foreign	(649)	(195)	104
Total deferred	(1,086)	876	(313)
Total income tax expense	$7,180	$4,927	$6,798

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
State and local taxes net of federal benefit	3.0	1.9	0.2
Domestic production deduction	—	—	(1.1)
Valuation allowance	6.3	0.4	0.9
Foreign tax credits	(5.0)	—	—
Foreign tax rate differential	4.1	1.8	(8.8)
Permanent differences	3.5	2.7	(6.2)
Other	(1.0)	2.2	(1.8)
Global Intangible Low-taxed Income	0.2	1.5	—
Tax Cuts and Jobs Act of 2017	—	1.9	16.3
Effective tax rate	32.1%	33.4%	34.5%

The Tax Cuts and Jobs Act of 2017 created a requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) must be included in the gross income of the U.S. shareholder. The FASB Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis difference expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a current period expense when incurred.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Income tax expense was $7.2 million for the year ended December 31, 2019 compared to $4.9 million for the year ended December 31, 2018. Our effective income tax rate was 32.1% and 33.4% for the years ended December 31, 2019 and 2018, respectively. The decrease in the effective income tax rate compared to 2018 is primarily due to a change in the mix of income from higher to lower taxing jurisdiction.

Uncertain Tax Positions

As of December 31, 2019 and 2018, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2016 through 2019 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$291	$531
Accrued liabilities and other	2,066	2,564
Stock-based compensation expense	297	296
Net federal, state and foreign operating loss carryforwards	2,825	1,953
Foreign tax credit carryforwards	1,379	266
Deferred tax assets	6,858	5,610
Valuation allowance on deferred tax assets	(4,025)	(1,385)
Deferred tax liabilities:
Other	182	1,181
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	8,969	10,784
Net deferred tax liabilities	$(6,318)	$(7,740)
As of December 31, 2019, we had foreign and U.S. state net operating loss carryforwards of $11.5 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $4.0 million and $1.4 million as of the years ended December 31, 2019 and 2018, respectively, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(11) Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2018	$1,266	$591	$1,857
Additional restructuring charges	1,639	—	1,639
Reclassification to operating lease liabilities	—	(554)	(554)
Payments	(2,675)	(9)	(2,684)
Liability as of December 31, 2019	$230	$28	$258

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs, and we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. These restructuring activities were completed by June 30, 2018. The total remaining liability under this restructuring plan was $0.1 million as of December 31, 2019 and $1.9 million as of December 31, 2018. As of December 31, 2019, $0.1 million is included in accounts payable and accrued expenses. As of December 31, 2018, $1.5 million was included in accounts payable and accrued expenses and $0.4 million was included in other noncurrent liabilities.

In connection with the acquisition of TTi Global, Inc. in December 2018, we initiated restructuring and transition activities in the first quarter of 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. For the year ended December 31, 2019, we recorded $1.6 million of restructuring charges in connection with these activities. The total remaining liability under these restructuring activities was $0.2 million as of December 31, 2019 which is included in accounts payable and accrued expenses. These restructuring activities were substantially complete as of December 31, 2019.

(12)	Stock-Based Compensation

Under our 2011 Stock Incentive Plan (the "2011 Plan"), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 2,205,764 shares under the 2011 Plan. As of December 31, 2019, there were 827,855 shares available for issuance of future grants of awards under the 2011 Plan and 568,812 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2019	2018	2017
Cost of revenue	$1,995	$992	$2,832
General and administrative expenses	622	358	757
Total stock-based compensation expense	$2,617	$1,350	$3,589

We recognized a deferred income tax benefit of $0.4 million, $0.3 million and $1.2 million, respectively, during the years ended December 31, 2019, 2018, and 2017 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2019, we had restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant. There were no outstanding stock options as of December 31, 2019. We received cash for the exercise price associated with stock options exercised of less than $0.1 million during the year ended December 31, 2018 and $0.1 million during the year ended December 31, 2017. During the year ended December 31, 2017, we settled 55,050 outstanding stock options held by our employees by issuing 13,482 fully vested shares which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was less than $0.1 million and $0.7 million during the years ended December 31, 2018 and 2017 respectively.

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

	Year ended December 31, 2019	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	132,753	$20.91
Granted	132,394	15.52
Vested	(161,584)	18.00
Forfeited	(11,462)	21.53
Outstanding and unvested, end of period	92,101	$18.19

The total intrinsic value realized by participants upon the vesting of restricted stock units was $2.3 million, $1.3 million and $2.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had unrecognized compensation cost of $1.8 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 1.3 years. During the years ended December 31, 2019, 2018, and 2017, we realized excess income tax benefits (deficiencies) of $(0.1) million, $(0.3) million and $0.1 million respectively, related to stock option exercises or expirations and restricted stock vesting.

We have a long-term incentive program (LTIP) which provides for the issuance of performance-based stock units under the 2011 Plan to certain executives. Under the LTIP, a target level of equity compensation is set for each officer. Under the program, the Compensation Committee typically sets the performance-based goals within the first 90 days of each year. Vesting of the performance-based stock units (PSU's) is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee for a three-year performance period based on certain financial targets. We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Summarized share information for our performance-based restricted stock units is as follows:

	Year ended December 31, 2019	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	266,963	$23.80
Granted	270,572	15.41
Vested	—	—
Forfeited	(60,824)	26.66
Outstanding and unvested, end of period	476,711	$18.67
As of December 31, 2019, we had unrecognized compensation cost of $1.6 million related to the unvested portion of our outstanding performance-based restricted stock units to be recognized over a weighted average remaining service period of 2.0 years.

(13)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2019, there were 17,032,666 shares of common stock issued and outstanding. In addition, as of December 31, 2019, there were 568,812 shares reserved for issuance under outstanding equity compensation awards for unvested restricted stock units and an additional 827,855 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the year ended December 31, 2019 we did not repurchase shares and during the years ended December 31, 2018 and 2017, we repurchased approximately 354,000 and 182,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.0 million and $4.3 million, respectively. As of December 31, 2019, there was approximately $3.8 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Securities Purchase Agreement
On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2019, Sagard beneficially owned 3,639,367 shares or 21.4% of our outstanding common stock.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(14)	Leases

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
Some of our leases include future rent escalations that are based on the Consumer Price Index (CPI) or other similar indices. These future rent escalations are not included in the calculation of the ROU asset and lease liability because they be cannot be forecasted at the lease inception date. These are considered variable lease payments and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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
We have operating leases for office facilities, vehicles and computer and office equipment. We do not have any material finance leases.

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$9,148
Short-term lease cost	1,695
Total lease costs	$10,843

Supplemental information related to leases was as follows (dollars in thousands):

Year Ended December 31, 2019
Operating lease right-of-use assets	$27,251

Current portion of operating lease liabilities	$7,871
Non-current portion of operating lease liabilities	22,159
Total operating lease liabilities	$30,030

Cash paid for amounts included in the measurement of operating lease liabilities	$10,137

Right-of-use assets obtained in exchange for operating lease liabilities	$4,353

Weighted-average remaining lease term for operating leases (years)	5.5 years

Weighted-average discount rate for operating leases	4.7%

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheet as of December 31, 2019 (in thousands):

Year ended December 31,

2020	$8,411
2021	6,583
2022	5,120
2023	4,276
2024	3,992
Thereafter	6,060
Total future lease payments	34,442
Less: imputed interest	(4,412)
Present value of future lease payments	30,030
Less: current portion of lease liabilities	(7,871)
Long-term lease liabilities	$22,159
Under Topic 840, our future minimum payments for all operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year ended December 31,
2019	$10,646
2020	7,833
2021	5,520
2022	4,528
2023	3,898
Thereafter	8,671
Total	$41,096

Rent expense was approximately $10.9 million and $11.0 million for the years ended December, 31, 2018 and 2017, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(15) Business Segments

As of December 31, 2019, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. We are organized into two operating segments aligned by complementary service lines and supported by a business development organization aligned by industry sector. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below our operating segments, as discussed below.

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

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•
Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, event management and vendor management.

•
Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off-the-shelf delivery format through our GPiLEARN+™ portal.

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, processes and workforce performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•
Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate customer salesforces as well as service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technician knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

•
Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, restructuring charges, other income (expense), interest expense, gain on change in fair value of contingent consideration, net and income tax expense.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2019	2018	2017
Revenue:
Workforce Excellence	$329,795	$316,814	$308,259
Business Transformation Services	253,495	198,346	200,949
	$583,290	$515,160	$509,208
Gross Profit:
Workforce Excellence	$55,855	$50,875	$52,958
Business Transformation Services	33,358	26,868	29,069
Total gross profit	89,213	77,743	82,027
General and administrative expenses	64,492	54,848	55,753
Sales and marketing expenses	7,875	4,798	1,666
Restructuring charges	1,639	2,930	3,317
Gain on change in fair value of contingent consideration, net	677	4,438	1,620
Gain on sale of business	12,126	—	—
Operating income	28,010	19,605	22,911
Interest expense	6,058	2,945	3,132
Other income (expense)	417	(1,897)	(90)
Income before income tax expense	$22,369	$14,763	$19,689

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2019	2018
Identifiable assets:
Workforce Excellence	$290,465	$283,039
Business Transformation Services	158,437	151,699
Total assets	$448,902	$434,738

Corporate and other assets which consist primarily of cash, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2019	2018	2017
Additions to property, plant and equipment:
Workforce Excellence	$1,657	$1,321	$1,609
Business Transformation Services	395	625	184
Corporate and other	263	888	941
	$2,315	$2,834	$2,734
Depreciation and amortization:
Workforce Excellence	$3,865	$3,664	$2,643
Business Transformation Services	3,641	2,827	2,770
Corporate and other	1,976	1,430	1,561
	$9,482	$7,921	$6,974

Information about our revenue in different geographic regions, which is attributable to our operations located primarily in the United States, United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
United States	$374,017	$344,720	$350,632
United Kingdom	86,511	92,059	100,466
Other	122,762	78,381	58,110
	$583,290	$515,160	$509,208

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2019	2018
United States	$255,649	$248,657
United Kingdom	72,939	72,048
Canada	43,503	41,974
Other	76,811	72,059
	$448,902	$434,738

(16)	Fair Value Measurements
Our financial instruments measured at fair value include contingent consideration in connection with business combinations. The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, and the level they fall within the fair value hierarchy (in thousands):

			Fair Value
		Fair Value	December 31,
Financial Instrument	Financial Statement Classification	Hierarchy	2019	2018
Contingent consideration	Accounts payable and accrued expenses	Level 3	$—	$594
Contingent consideration	Other noncurrent liabilities	Level 3	—	83

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(17)	Commitments, Guarantees, and Contingencies

As of December 31, 2019, we had outstanding letters of credit totaling $0.1 million, which expire in 2022. In addition, as of December 31, 2019, we had three outstanding performance bonds totaling $12.4 million primarily for contracts in our alternative fuels business.

(18)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended					Year ended
2019	March 31	June 30	September 30	December 31		December 31
Revenue	$139,473	$149,413	$139,005	$155,399		$583,290
Gross profit	21,278	22,959	21,667	23,309		89,213
Net income	334	3,219	2,141	9,495	(a)	15,189

Earnings per share:
Basic	$0.02	$0.19	$0.13	$0.56		$0.90
Diluted	$0.02	$0.19	$0.13	$0.56		$0.90

2018
Revenue	$125,032	$133,691	$123,566	$132,871		$515,160
Gross profit	17,679	22,573	19,199	18,292		77,743
Net income	2,632	3,575	3,244	385		9,836

Earnings per share:
Basic	$0.16	$0.22	$0.20	$0.02		$0.59
Diluted	$0.16	$0.22	$0.20	$0.02		$0.59
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(a)	Includes a $12.1 million pre-tax gain on the sale of our tuition program management business on October 1, 2019 which is described more fully in Note 4 to the Consolidated Financial Statements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 at the reasonable assurance level due to the material weaknesses described below. Notwithstanding these material weaknesses, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2019 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2019.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, and with the oversight of our Board of Directors, we conducted an evaluation of internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO Framework”). As a result of our evaluation, we identified the following material weaknesses related to financial processing and enterprise resource planning (ERP) systems management:

Our risk assessment process was not effective in considering changes to the business operations, personnel and other factors affecting certain financial reporting processes, and we did not have sufficient resources available to perform the risk assessment process and implement controls in the requisite timeframe. This resulted in:

•
Ineffective program change management controls over program and data changes affecting the ERP financial IT applications. Specifically, the change management process was not designed properly to demonstrate the completeness and approval of all configuration changes that have occurred. The related detective control to monitor changes was not implemented. Also, the control over access to migrate changes into the production environment was determined to be ineffective.

•
Ineffective user access controls to adequately restrict user access to financial applications and related data commensurate with job responsibilities. Management did not perform appropriate user access reviews.

•
Ineffective general information technology controls over the ERP system resulting in ineffective manual controls that are dependent upon the completeness and accuracy of information derived from the ERP system. This includes automated and manual controls over all significant accounts presented in the consolidated financial statements.

•
Ineffective risk assessment to ensure controls were designed and implemented to respond to the risks within the revenue and human resources processes company-wide as well as other processes specific to only TTi Global, Inc., which was acquired on November 30, 2018.

Certain of these control deficiencies resulted in immaterial and material misstatements to the preliminary consolidated financial statements that were corrected in the audited consolidated financial statements prior to the release of our annual report in Form 10-K. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we have concluded that our internal control over financial reporting is not effective as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included on page 44 in this Form 10-K.

Remediation Plan
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated. The remediation actions include:

Risk Assessment Activities: ensuring appropriate internal and external resources are assigned to identify risks, changes, and other factors affecting business operations and financial reporting processes, and improving accountability of process owners and control operators.

Logical Access: during 2019, we redesigned user access roles to address segregation of duties conflicts. We are implementing timely logical access reviews to ensure appropriate assignment to user access roles and performing additional reviews over user roles.

Program Change Management: ensuring that change management review controls are fully refined and implemented; testing and approving configuration changes prior to promotion to the ERP system; validating that configuration of reports utilized in control are complete and accurate; completing manual reviews of transactions to ensure processing and reporting of data is complete and accurate.

Additionally, we continue to enhance internal training programs to improve the knowledge of our personnel and to reduce our dependency on external service providers, to improve processes, and to emphasize the importance of IT general controls in the Company’s internal control over financial reporting. We are providing timely reporting to the Audit Committee of the Board of Directors of results of remediation efforts.

We believe that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Except for the material weaknesses that were identified in fourth quarter but that arose earlier in 2019, there have been no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2020.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2019, we believe that during 2019 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, with the exception of six Form 4's reporting our quarterly share issuance to our directors which were filed two days late.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2020.

Equity Compensation Plan information as of December 31, 2019

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans	827,855

For a description of the material terms of our stock-based compensation plans, see Note 12 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2020.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2019 and 2018

Consolidated Statements of Operations – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017

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

4.1	Description of Securities.*
10.1
Employment Agreement, dated as of July 1, 1999, between GP Strategies Corporation’s and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 1999.

10.2
Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.3
Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.4
Amendment, dated December 30, 2008, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.5
Amendment, dated December 30, 2009, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.3 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.6
Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.7
Form of Employment Agreement between General Physics Corporation and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on October 4, 2007.

10.8
Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2007.

10.9
Amendment, dated December 30, 2011, to Form of Employment Agreement between General Physics Corporation and certain of its executive officers. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.10
Form of Stock Unit Agreement between GP Strategies Corporation and certain officers, dated November 7, 2008. Incorporated herein by reference to Exhibit 10.15 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2008.

10.11
Lease Agreement, entered into as of February 28, 2013 by and between 70 CC, LLC, a Delaware limited liability company (“Landlord”) and GP Strategies Corporation, a Delaware corporation (“Tenant”). Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed on March 5, 2013.

10.12
Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.13
Amendment, dated December 30, 2011, to Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.14
Registration Rights Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.2 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.15	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.
10.16	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K dated December 23, 2005.
10.17	Employment Agreement by and between the Company and Adam H. Stedham dated August 2, 2018. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation's Form 8-K filed August 8, 2018.
10.18	Long Term Incentive Plan adopted on April 20, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q for the quarter ended June 30, 2018.
10.19	Short Term Incentive Plan adopted on August 8, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q for the quarter ended September 30, 2018.
10.20
Further Amended and Restated Agreement by and between HSBC Global Services (UK) Limited and GP Strategies Limited relating to the Provision of Global Learnings Services, dated as of November 5, 2018. Incorporated herein by reference to Exhibit 10.39 of GP Strategies Corporation's Form 10-K for the year ended December, 31, 2018.

10.21
Credit Agreement by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited and GP Strategies Training Limited, as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018. Incorporated herein by reference to Exhibit 10.40 of GP Strategies Corporation's Form 10-K for the year ended December, 31, 2018.

10.22
Share purchase agreement by and among GP Strategies Corporation, as Buyer, TTi Global, Inc., as the Company, the Lori A. Blaker Trust dated October 4, 2000, as amended, and Lori A. Blaker, as Sellers, and Lori A. Blaker, as Sellers' Representative, dated November 30, 2018. Incorporated herein by reference to Exhibit 10.41 of GP Strategies Corporation's Form 10-K for the year ended December, 31, 2018.

10.23
First Amendment to Credit Agreement, dated April 1, 2019, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited and GP Strategies Training Limited, as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q for the quarter ended March 31, 2019.

10.24
Second Amendment to Credit Agreement, dated June 28, 2019, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q for the quarter ended June 30, 2019.

10.25	GP Strategies Corporation 2011 Stock Incentive Plan, As Amended. Incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on June 25, 2019.
10.26
GP Strategies Corporation 2018 Amended Long Term Incentive Plan, as amended January 10, 2020. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 8-K filed on January 16, 2020.

10.27
Third Amendment to Credit Agreement, dated June 28, 2019, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of December 24, 2019. *

10.28	Employment Agreement between GP Strategies Corporation and Russell Becker. *
10.29	Employment Agreement between GP Strategies Corporation and Patricia Begley. *
10.30	Form of Performance-Based Restricted Stock Unit Agreement. *
21	Subsidiaries of GP Strategies Corporation*
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*
101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: March 10, 2020	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chairman of the Board & Chief Executive Officer (Principal Executive Officer and Director)	March 10, 2020

/s/ Michael R. Dugan
Michael R. Dugan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2020

/s/ Samuel D. Robinson
Samuel D. Robinson	Lead Independent Director	March 10, 2020

/s/ Tamar Elkeles
Tamar Elkeles	Director	March 10, 2020

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 10, 2020

/s/ Steven E. Koonin
Steven E. Koonin	Director	March 10, 2020

/s/ Jacques Manardo
Jacques Manardo	Director	March 10, 2020

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 10, 2020