Form 10-K/A
period 2019-12-31
GP STRATEGIES CORP
filed 2020-04-29
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

 ☐Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                 to
 Commission File Number 1-7234

GP STRATEGIES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	52-0845774
(State of Incorporation)	(I.R.S. Employer Identification No.)

70 Corporate Center
11000 Broken Land Parkway, Suite 200, Columbia, MD	21044
(Address of principal executive offices)	(Zip Code)
 (443) 367-9600
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $.01 par value	GPX	New York Stock Exchange, Inc.

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively. This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2019, originally filed on March 10, 2020 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of the date of this filing.

Name	Age	Position
Scott N. Greenberg (1), (5)	63	Chairman of the Board and Chief Executive Officer
Samuel D. Robinson (1), (2), (3), (4)	46	Lead Independent Director
Tamar Elkeles (2), (5)	51	Director
Marshall S. Geller (1), (2), (3), (4)	81	Director
Steven E. Koonin (5)	68	Director
Jacques Manardo	73	Director
Richard C. Pfenniger, Jr. (3), (4)	64	Director
Adam H. Stedham	51	President
Russell L. Becker	45	Executive Vice President & Chief Sales Officer
Patricia R. Begley	63	Executive Vice President
Kenneth L. Crawford	61	Executive Vice President, General Counsel & Secretary
Michael R. Dugan	52	Executive Vice President & Chief Financial Officer
Donald R. Duquette	66	Executive Vice President
_______________________

(1)	Member of the Executive Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating / Corporate Governance Committee.

(4)	Member of the Audit Committee.

(5)	Member of Government Security Committee.

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

Scott N. Greenberg has been Chief Executive Officer of the Company since April 2005 and was appointed Chairman of the Board in August 2018. He was President of the Company from 2001 until 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions since joining the Company in 1981. Mr. Greenberg has served on the Board of Directors of VerifyMe, Inc. since December 2019. Mr. Greenberg was also a Director of Wright Investors’ Service Holdings Inc., from 2004 to 2015. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. Mr. Greenberg has served on our board of directors since 1987. As our Chief Executive Officer, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

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

Officers of the Registrant

Adam H. Stedham became the President of GP Strategies in November 2017. Prior to this role, he served as a Senior Vice President of GP Strategies since 2012 and as a Vice President from 2008 to 2012. Mr. Stedham has served as a leader of GP Strategies in roles of increasing responsibility since joining the company in 1997, including leading various service lines, managing the Asia Pacific region, and leading business development initiatives in multiple industries. Mr. Stedham has significant expertise in global operations, learning, and performance improvement. He holds a Master of Business Administration from Anderson University, a Master of Adult Education from Ball State University, and he is completing his doctorate in the University of Pennsylvania CLO program.

Russell L. Becker became Executive Vice President & Chief Sales Officer of GP Strategies in January 2018. He has extensive leadership experience helping organizations establish the right organizational strategy and sales discipline to achieve their aggressive growth goals. Most recently, he served as President and CEO of AchieveForum from 2015 to 2017. Prior to that, he held various leadership positions including Executive Vice President of Global Sales at Kenexa, a company acquired by IBM, from 2008 to 2014. Mr. Becker holds a Bachelor of Arts in Psychology & Political Science and a Master of Business Administration from the University of Nebraska-Lincoln.

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

Delinquent Section 16(a) Reports

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

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. We will provide a copy of such code to any stockholder who requests one by contacting our Secretary, 70 Corporate Center, 11000 Broken Land Parkway, Suite 200, Columbia, MD 21044. We did not implement any changes to our process for stockholder recommendations of director nominees during 2019.

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
Results of 2019 Stockholder Say on Pay Vote
At our 2019 annual meeting of stockholders our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with 14,008,851 shares voting in favor (representing over 99% of shares voted and approximately 84% of shares outstanding), 92,951 shares voting against, 41,646 shares abstaining and 1,121,173 shares held by brokers not voting. These results are similar to the stockholder votes on executive compensation at our 2018 annual meeting of stockholders, so we believe that our stockholders are generally supportive of the amounts and the manner in which Named Executive Officers have been compensated. The Compensation Committee did not consider the results of the 2019 stockholder advisory vote on executive compensation when making decisions regarding executive compensation in 2019.

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

Setting Executive Compensation

We typically evaluate annually whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our stockholders. As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by Kenexa, Mercer and Western Management Group which provide base salary and bonus compensation data. In general, our objective is to compensate our executive officers at the 50th percentile for executives in similar positions at similarly sized companies, which we believe usually allows us to satisfy the objectives described above. The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels outside the 50th percentile for executives in similar positions due to the executives’ experience and the market for executives with similar experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.
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

Elements of Compensation

Base Salary

General

The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make or recommend compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and Company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer as to officers other than the Chief Executive Officer, and the compensation levels for individuals with similar credentials. Our executive officers' salaries are set based on survey market data with salaries typically being approximating the 50th percentile for executives in similar positions at similarly sized companies.
Reduction in Base Salary of Named Executive Officers

On March 26, 2020, the Compensation Committee of our Board of Directors approved a restructuring of compensation of the Company’s leadership to reduce salaries of its Chief Executive Officer, President, Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and director-level employees. The Compensation Committee approved reduction of the salaries of each of the Company’s named executive officers by 15%. Each named executive officer who was required to consent to this reduction under the terms of their employment agreement consented. These reductions in base salaries were effective as of April 1, 2020. The Company implemented this reduction to reallocate the amount of total compensation received by employees as base salary and in connection with this reduction of base salaries, the Company granted the affected employees restricted stock units, described below under “Restricted Stock Unit Grants to Named Executive Officers.”

Named Executive Officer	Annual Salary Effective April 1, 2020
Scott N. Greenberg, Chief Executive Officer	$476,000
Michael R. Dugan, Chief Financial Officer	$297,500
Adam H. Stedham, President	$425,000
Donald R. Duquette, Executive Vice President	$297,500
Kenneth L. Crawford, Executive Vice President, General Counsel & Secretary	$280,500
__________________________

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
For 2019, our EBITDA, as defined in Mr. Greenberg's employment agreement and adjusted for acquisitions, dispositions and other extraordinary or unusual nonrecurring items, decreased 14%. As a result, no bonus was paid to Mr. Greenberg with respect to the year ended December 31, 2019 pursuant to his employment agreement or otherwise.

Bonuses to our other Named Executive Officers

Our Short-Term Incentive Program (the "STIP") provides for the payment of cash bonuses to eligible employees of the Company and its subsidiaries, including all of the Named Executive Officers except for Mr. Greenberg. Mr. Greenberg, the Company’s Chief Executive Officer, is not eligible to participate in the STIP as his cash bonus is determined under his individual employment agreement as described above.
We adopted a new STIP in 2018. The STIP divides eligible employees into three categories based on their levels of responsibility. Category 1 consists of the members of the Executive Council of the Company, other than the Chief Executive Officer, currently the President, Chief Financial Officer, Chief Sales Officer, General Counsel, and the Executive Vice Presidents in charge of the Workforce Excellence and Business Transformation Services Segments. This category includes all of the Company’s Named Executive Officers. Category 2 consists of any Executive Vice President or Senior Vice President of the Company who is not included in Category 1. Category 3 consists of the other Vice Presidents of the Company. The STIP also establishes a general pool for paying short-term incentives to all other eligible employees of the Company.

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

Employees in Category 1 (which includes the participating Named Executive Officers) have a target short-term incentive opportunity of 75% of annual base salary, which is earned based on achievement against a mix of Company-level objectives. Participants in the STIP will generally have the opportunity to earn 20% (Minimum Level), 60% (Medium Level), 100% (Target

Level) or 150% (Maximum Level) of their target compensation based on their levels of achievement on various performance measures. For the Category 1 employees, 40% of the target short-term incentive opportunity is allocated to a revenue growth objective and 60% to an adjusted EBITDA growth objective. The total bonus payment is calculated based on the combination of the achieved levels for the revenue and EBITDA measures, except that achievement of one measure cannot exceed more than one level above the other. For example, if the Company achieved Medium Level on the EBITDA objective and Maximum Level on the revenue objective, bonus awards would be calculated using Medium Level for the EBITDA objective and Target Level for the revenue objective. For 2019, the Company reported revenue of $583.3 million, which resulted in achievement of the Medium Level for the revenue measure, and reported $40.9 million of Adjusted EBITDA, which was below the Minimum Level for the Adjusted EBITDA measure. As a result, the Named Executive Officers' bonus awards were based on achievement of the Minimum Level for the revenue measure since the payout cannot be based on an achievement level that exceeds more than one level above the other.

The STIP may change at any time at the discretion of the Compensation Committee of the Board of Directors. Awards under the Plan require the authorization and approval by the Compensation Committee of the Board of Directors.
The table below summarizes the Revenue and Adjusted EBITDA targets for the year ended December 31, 2019 and the actual bonus percentage achieved relative to the total bonus opportunity, and the resulting bonus earned as a percentage of salary for our Named Executive Officers that participate in the STIP.

	2019 Bonus Targets by Performance Goal
	Revenue Targets (40% of Bonus Opportunity)	Actual Bonus % Earned for Revenue Measure (40% of Bonus Opportunity)	Adjusted EBITDA Targets (60% of Bonus Opportunity)	Actual Bonus % Earned for Adjusted EBITDA Target (60% of Bonus Opportunity)	Total Bonus Earned as a % of Salary (1)

Minimum Level (20%)	$569.6 million	20%	$43.6 million	—%	6%
Medium Level (60%)	$581.3 million	—%	$47.5 million	—%	—%
Target Level (100%)	$593.3 million	—%	$51.3 million	—%	—%
Maximum Level (150%)	$611.0 million	—%	$56.5 million	—%	—%
Total					6%

__________________________

(1)
Total bonus earned as a percentage of salary is calculated as follows: total bonus opportunity of 75% of salary, multiplied by 40% of bonus opportunity attributable to the revenue measure, multiplied by 20% achievement of the revenue measure (since minimum Adjusted EBITDA target was not met, the achievement of the revenue measure was limited to the Minimum Level). Based on this achievement level, the following bonus payments were paid to the participating Named Executive Officers in March 2020 for the year ended December 31, 2019: $21,000 to Mr. Dugan, $30,000 to Mr. Stedham, $21,000 to Mr. Duquette and $17,400 to Mr. Crawford.

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
The Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long-term goals and objectives. Our long-term incentive program provides for the issuance to certain key executives of performance-vesting and time-vesting restricted stock units under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).
On April 20, 2018, the Compensation Committee approved certain changes to our Long-Term Incentive Program (“LTIP”) and also approved grants of performance-based restricted stock units to certain officers, including the Named Executive Officers, under the 2011 Plan. The new LTIP provides a target level of equity compensation for each participant, which is determined by multiplying the officer’s annual base salary by a number. The Committee approved the following multipliers for each of the Named Executive

Officers: Scott Greenberg, our Chief Executive Officer, 1.3 times salary, Adam Stedham, President, 1.1 times salary, Executive Vice Presidents, 0.8 times salary (including named executive officers Michael R. Dugan, Donald R. Duquette and Kenneth L. Crawford), and Senior Vice Presidents who participate in the plan, 0.6 times salary. The Committee also revised the LTIP in 2018 to provide that all new grants of restricted stock units under the LTIP will have performance-based vesting.
The Committee also changed the performance measure that the Company will use to determine vesting of the restricted stock units. As amended, the LTIP provides that performance-based grants will vest based on percentage compound annual growth rate (“CAGR”) in “Equity Value per Share” over a three year measurement period. The LTIP defines Equity Value per Share as Adjusted EBITDA times a multiplier determined by the Committee, minus debt and cash, then divided by basic shares outstanding on the measurement date. The Committee believes that use of this measurement better provides management with incentives based on factors within their control that align with the creation of value for the Company’s stockholders - the rate of EBITDA growth and capital efficiency in achieving that growth. The use of a fixed multiplier insulates the vesting mechanism from volatility in market prices of the Company’s shares.
Pursuant to the authority granted to it under the 2011 Plan, on May 15, 2019 the Compensation Committee granted performance-vesting restricted stock units to certain officers, including all of the Named Executive Officers, and established the performance-vesting measures and targets for the performance period applicable to the grants. Employees will not be entitled to the performance-based restricted stock units unless they are an employee through the end of a three-year performance period running through December 31, 2021, except in case of the recipient's death or disability, retirement, or upon a change in control, which will result in pro rata vesting to the extent that the Compensation Committee determines that the targets it established have been achieved. For the 2019-2021 performance period, the Compensation Committee authorized the following performance metrics and vesting schedule for the LTIP grants:

Equity Value per Share
Metric	% Vesting	3 Year CAGR of Share Value
<$15.28	0%	0%
15.28-19.24	10%	0%
19.25	25%	8%
20.34	50%	10%
21.47	75%	12%
23.24	100%	15%
25.11	125%	18%
Up to 322,159 shares of our common stock could be issued in respect of the performance-vesting restricted stock units granted in 2019 if the target performance level established by the Compensation Committee for Equity Value per Share is achieved or exceeded during the 2019-2021 performance period.
Under the prior LTIP, the performance measures for the 2017 and 2016 grants were based on average annual return on capital ("ROIC") and average annual growth in EBITDA (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) ("Adjusted EBITDA"). For both of the three-year performance periods ended December 31, 2019 and 2018, the vesting terms for each grant were based 50% based on a target level of ROIC and 50% based on a target level of Adjusted EBITDA. For the three year performance periods ended December 31, 2019 and 2018, respectively, we did not meet the minimum ROIC or Adjusted EBITDA targets and, therefore, no awards from the 2017 and 2016 grants of performance-based stock units vested.

Restricted Stock Unit Grants to Named Executive Officers

On March 26, 2020, in connection with the salary reductions noted above, the Compensation Committee approved restricted stock unit (RSU) grants with an effective date of April 1, 2020 to the named executive officers with a value of approximately 1.5 times the amount of their respective salary reductions. 25% of the RSUs will vest on each of the first through fourth anniversaries of the grant date.

Named Executive Officer	Value of RSU Grant
Scott N. Greenberg, Chief Executive Officer	$123,760
Michael R. Dugan, Chief Financial Officer	$77,350
Adam H. Stedham, President	$110,500
Donald R. Duquette, Executive Vice President	$77,350
Kenneth L. Crawford, Executive Vice President, General Counsel & Secretary	$72,930

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

•
Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the Named Executive Officers. During 2019, the executive life insurance policies provided coverage up to five times the executive’s annual base salary. The premiums are fully paid by us. A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•
Automobile Allowances: During 2019, each of the Named Executive Officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

Employment Agreements, Severance Benefits and Change in Control Provisions
Messrs. Greenberg, Stedham, Crawford and Duquette have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report. Mr. Dugan does not have a written employment agreement.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the Named Executive Officers for the years ended December 31, 2019, 2018 and 2017. The named executive officers are the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Scott N. Greenberg Chief Executive Officer	2019	560,000	—	425,633	—	—	(3)	31,870	1,017,503
	2018	560,000	—	546,003	—	—	(3)	31,025	1,137,028
	2017	560,000	—	554,285	—	—	(3)	29,278	1,143,563

Michael R. Dugan Executive Vice President & Chief Financial Officer	2019	321,875	—	163,702	—	21,000	(4)	18,828	525,405
	2018	275,000	—	164,998	—	—	(4)	18,105	458,103
	2017	212,708	—	45,621	—	—	(4)	15,130	273,459

Adam H. Stedham President	2019	462,500	—	321,568	—	30,000	(4)	20,716	834,784
	2018	390,588	—	391,880	—	—	(4)	135,422	917,890
	2017	237,500	—	78,991	—	—	(4)	13,100	329,591

Donald R. Duquette Executive Vice President	2019	350,000	—	163,702	—	21,000	(4)	40,509	575,211
	2018	350,000	—	210,002	—	—	(4)	29,674	589,676
	2017	350,000	—	204,833	—	—	(4)	29,836	584,669

Kenneth L. Crawford Executive Vice President, General Counsel & Secretary	2019	315,000	—	154,354	—	17,400	(4)	27,856	514,610
	2018	290,000	—	173,996	—	—	(4)	26,995	490,991
	2017	290,000	—	113,142	—	—	(4)	22,554	425,696

_______________________

(1)
Reflects the grant date fair value for financial statement reporting for awards of restricted stock units or stock options in the year they were granted. For assumptions used in computing the fair value of stock-based compensation awards, see Note 12 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

(2)
All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Other (5)	Total ($)
Scott N. Greenberg	2019	7,600	11,400	12,870	—	31,870
	2018	7,400	10,755	12,870	—	31,025
	2017	7,200	9,208	12,870	—	29,278

Michael R. Dugan	2019	5,958	8,730	4,140	—	18,828
	2018	5,775	8,673	3,657	—	18,105
	2017	5,956	7,350	1,824	—	15,130

Adam H. Stedham	2019	6,490	9,806	4,420	—	20,716
	2018	5,804	9,823	2,925	116,870	135,422
	2017	5,625	7,272	203	—	13,100

Donald R. Duquette	2019	7,840	8,400	24,269	—	40,509
	2018	7,517	9,287	12,870	—	29,674
	2017	7,200	9,766	12,870	—	29,836

Kenneth L. Crawford	2019	6,670	9,174	12,012	—	27,856
	2018	6,482	9,425	11,088	—	26,995
	2017	6,330	9,000	7,224	—	22,554
_______________________

(3)	Bonus pursuant to Mr. Greenberg’s employment agreement. See Compensation Discussion & Analysis.

(4)	Bonus pursuant to the Company’s Short-term Incentive Plan. See Compensation Discussion & Analysis.

(5)	For 2018, includes $116,870 paid to Mr. Stedham for relocation and moving expenses in connection with his relocation to the Company's Columbia, MD headquarters office.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity and equity incentive plan awards granted during the year ended December 31, 2019 to our named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant date fair value of stock and option awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott N. Greenberg	n/a	—	—	280,000
	5/15/2019				5,528	55,277	69,096		425,633

Michael R. Dugan	n/a	52,500	262,500	393,750
	5/15/2019				2,126	21,260	26,575		163,702

Adam H. Stedham	n/a	75,000	375,000	562,500
	5/15/2019				4,176	41,762	52,203		321,568

Donald R. Duquette	n/a	52,500	262,500	393,750
	5/15/2019				2,126	21,260	26,575		163,702

Kenneth L. Crawford	n/a	43,500	217,500	326,250
	5/15/2019				2,005	20,046	25,058		154,354

_____________________________

(1)
For Mr. Greenberg, the maximum potential bonus is capped at 50% of his base salary. For the other Named Executive Officers, the target bonus opportunity is 75% of the executive's annual base salary. The actual bonuses earned were $21,000 by Mr. Dugan, $30,000 by Mr. Stedham, $21,000 by Mr. Duquette and $17,400 by Mr. Crawford and are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. No bonuses were earned by Mr. Greenberg in respect of the year ended December 31, 2019 pursuant to the terms of the employment agreement, as applicable (see Compensation Discussion & Analysis).

(2)
The amounts reported in these columns show the threshold, target and maximum award opportunities for the performance-based restricted stock units granted to the Named Executive Officers. These restricted stock units vest on December 31, 2021, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to the Company's Equity Value per Share are met during a three-year performance period. The threshold amounts represent the minimum number of shares payable for a certain level of performance, the target amount represents 100% payout and the maximum amount represents 125% of the target payout possible under the plan.

(3)
The amounts reported in this column represent the time-based restricted stock units granted to the Named Executive Officers. These restricted stock units vest subject to the executive's continued employment with the Company over a future period as specified in the executive's restricted stock unit agreement.

(4)
The amounts reported in this column represent the grant date fair value of each equity award computed for financial statement reporting. In the case of the performance-based restricted stock units, the amounts reported are based upon the probable outcome of the applicable performance-based vesting conditions at the time of grant at the target payout level. Assumptions made in computing the grant date fair value of these awards are described in Note 12 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2019:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Scott N. Greenberg	—	—	—	—	—	—	120,711	1,597,007
Michael R. Dugan	—	—	—	—	—	—	32,871	434,883
Adam H. Stedham	—	—	—	—	—	—	68,144	901,545
Donald R. Duquette	—	—	—	—	—	—	42,002	555,686
Kenneth L. Crawford	—	—	—	—	—	—	34,932	462,150
_________________________

(1)	The amounts in these columns are calculated by multiplying the number of shares by the closing market price of our Common Stock on December 31, 2019 of $13.23 per share.

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

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2019.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	—	—	—	—
Michael R. Dugan	—	—	618	8,176
Adam H. Stedham	—	—	1,070	14,156
Donald R. Duquette	—	—	2,775	36,713
Kenneth L. Crawford	—	—	1,533	20,282
_________________________

(1)	Represents stock units which vested during 2019. Value realized upon vesting is based on the closing market price of our Common Stock on each vesting date.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

With the exception of Mr. Dugan, we have written employment agreements with our named executive officers. The employment agreements for these Named Executive Officers provide for various payments and benefits to be made to them if their employment with us is terminated for certain reasons. The circumstances in which payments may be made and the potential amounts of those payments are described in this section. We believe that the payments provided for in these agreements are reasonable and appropriate as part of the total compensation packages available for our Named Executive Officers. The following description of certain terms of the employment agreements with our Named Executive Officers is a summary and is subject to, and qualified in its entirety by, the agreements, which have been filed as exhibits to our filings with the SEC. The employment agreement between us and Mr. Greenberg provide for termination by either party on two years’ notice, unless sooner terminated:

•by the executive’s death or disability;
•by the executive for “good reason,” as defined below;
•by us for “cause,” as defined below; or
•by mutual agreement between us and the executive.

The employment agreements between us and each of Messrs. Stedham, Duquette and Crawford will continue in effect until terminated:

•by the executive’s death or disability;
•by the executive for “cause,” as defined below;
•by us for “cause,” as defined below;
•by us or the executive by giving the other a period of “required notice,” as defined below; or
•by mutual agreement between us and the executive.

The “required notice” period is 18 months for Mr. Stedham, and 12 months for Messrs. Duquette and Crawford.

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

“Cause” as defined under the employment agreements of Messrs. Stedham, Duquette and Crawford exists if such executive shall:

•
Be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude (for Messrs. Duquette and Crawford); be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime which could reasonably be expected to have a significant detrimental impact on the Company’s reputation (for Mr. Stedham); or

•
Be the subject of a civil or administrative action for an illegal act which could reasonably be expected to have a significant detrimental impact on the Company’s reputation and not deny the act or be found by the relevant authority to have committed the act (for Mr. Stedham only); or

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

◦
Termination upon disability – We may terminate the employment of a Named Executive Officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Messrs. Stedham, Duquette or Crawford are unable to fully discharge his duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his employment as of a date specified in a notice of termination given to such employee.

◦
Termination upon death – In the event of death, each of the Named Executive Officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Mr. Greenberg – an amount equal to his full salary for one year after the date of death; and for Messrs. Duquette and Crawford – his full salary through the end of the calendar month within which termination occurred plus his full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his employment, he shall be deemed to have been employed through the remaining period under the employment agreement.

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

Messrs. Duquette and Crawford shall be deemed to have resigned for “just cause” under the terms of his employment agreement, in the event that he resigns within sixty days following either:

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

•	Our breach of any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from the executive.
Mr. Stedham may terminate his employment agreement for “good reason” if:

•	We reduce his base salary without his consent and fail to restore it to its previous level within 30 days after notice from the executive;

•
We fail to make any material payment, or provide any material benefit to him pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from him; or

•	We breach any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from him.

•	We change his title or job duties in any material respect which diminishes his position or damages his professional reputation; or

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

Termination Provisions of Employments Agreement with Messrs. Stedham, Duquette and Crawford

If during the term of Messrs. Stedham, Duquette’s or Crawford's employment agreements we terminate his employment without “cause” or any of them terminates his employment for good reason or just cause and he is in full compliance with his obligations under the employment agreement (which include non-competition and non-solicitation obligations for 12 months after termination for Mr. Stedham and 6 months for Messrs. Crawford and Duquette, and continuing confidentiality obligations), we are obligated to pay the executive his base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he would have been entitled to had his employment not terminated, for a period of time after termination equal to the length of the required notice.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2019 with respect to the five Named Executive Officers. Other relevant assumptions and explanations are provided in the footnotes following the table.

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

Vesting of Restricted Stock Units

The performance-vesting and time-vesting restricted stock units granted to the Named Executive Officers under the long-term incentive program contain certain additional provisions relating to the effect of a change in control. If there is a change of control as defined in the 2011 Plan (other than a change in control that is a “Sale of the Company”, as defined below), performance-vesting restricted stock units will at the effective time of the change of control vest pro rata to the extent that the Compensation Committee determines that the targets it established for such units have been achieved. If there is a change of control as defined in the 2011 Plan (other than a change in control that is a “Sale of the Company”, as defined below) and a Named Executive Officer’s employment is terminated other than for cause, retirement, death, or disability within twelve months after the change of control, time-vesting restricted stock units will fully vest. On January 10, 2020, our Board approved the recommendation of the Compensation Committee to amend the LTIP and all outstanding RSUs under the 2011 Plan to provide that, to the extent not already vested or previously forfeited, all awards of RSUs will vest on the effectiveness of a “Sale of the Company.” The LTIP amendments define a “Sale of the Company” to be (x) the closing of a sale or other conveyance of all or substantially all of the assets of the Company or (y) the effective time of the acquisition of the Company through a merger, share exchange, consolidation, or other business combination involving the Company if immediately after such transaction persons who hold a majority of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity (or the entity owning 100% of such surviving entity) are not persons who, immediately prior to such transaction, held the outstanding securities of the Company entitled to vote generally in the election of directors.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control
Scott N. Greenberg
Salary	$560,000	(1)	$—		$—		$—
Severance	—		1,680,000	(2)	1,680,000	(2)	1,120,000	(3)
Benefits continuation	—		39,209	(4)	39,209	(4)	26,140	(5)
Total	$560,000		$1,719,209		$1,719,209		$1,146,140
Michael R. Dugan
Salary	$—		$175,000	(6)	$—		$—
Benefits continuation	—		6,535	(6)	—		—
Total	$—		$181,535		$—		$—
Adam H. Stedham
Salary	$—		$750,000	(7)	$—		$—
Benefits continuation	—		19,605	(8)	—		—
Total	$—		$769,605		$—		$—
Donald R. Duquette
Salary	$58,333	(9)	$350,000	(1)	$—		$—
Benefits continuation	—		13,070	(10)	—		—
Total	$58,333		$363,070		$—		$—
Kenneth L. Crawford
Salary	$55,000	(9)	$330,000	(1)	$—		$—
Benefits continuation	—		13,070	(10)	—		—
Total	$55,000		$343,070		$—		$—
____________________

(1)	Represents one year of current salary as of December 31, 2019.

(2)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)	Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(5)	Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(6)	Represents six months of severance and continued benefits based on the Company's severance policy for terminations without cause typically offered to vice presidents.

(7)	Represents eighteen months of current salary as of December 31, 2019.

(8)	Represents an estimate of the incremental cost to the Company for benefits continuation for eighteen months subsequent to the termination date.

(9)	Represents two full calendar months of current salary as of December 31, 2019.

(10)	Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

CEO Pay Ratio
In this section, we are providing required disclosure regarding the total compensation of the CEO to the total compensation of our median employee. We selected October 1, 2017 as the date on which to determine our median employee. As of that date, we had 3,793 full time and part time employees. Our entire employee population, which consisted of 2,071 employees in the United States and 1,722 employees located outside of the United States, were considered for identifying the median employee. Salaries for all foreign employees were converted to U.S. dollars using year-to-date average exchange rates. For purposes of identifying the median employee from the employee population, we used base salary as of October 1, 2017.
As permitted by SEC rules, we used the same median employee for the 2019 pay ratio disclosure because we believe there were no changes that would significantly impact this disclosure. The 2019 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $1,017,503 as reported in the Summary Compensation Table of this filing. The 2019 annual total compensation as determined under Item 402 of Regulation S-K and described above for our median employee was $59,226. The ratio of our CEO's annual total compensation to our median employee's annual total compensation for the fiscal year 2019 was approximately 17 to 1.
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

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. The following summarizes the annual compensation payable to our non-employee directors as approved by the Board of Directors for the year ended December 31, 2019:

•	Base annual fee of $45,000;

•
Additional annual fee of $40,000 for serving as Chairman of the Board, excluding the Chief Executive Officer (beginning in 2019, our Lead Independent Director will also receive an annual fee of $40,000);

•	Additional annual fee of $15,000 for serving on the Executive Committee, excluding the Chairman;

•	Additional annual fee of $20,000 for serving as Chairman of the Audit Committee;

•	Additional annual fee of $8,000 for serving on the Audit Committee;

•	Additional annual fee of $7,000 for serving as Chairman of the Compensation Committee;

•	Additional annual fee of $5,000 for serving on the Compensation Committee, Nominating/Corporate Governance Committee and Government Security Committee;

•
Additional annual fee of $12,000 for serving as Chairman of the Nominating/Corporate Governance Committee (beginning in 2019, directors serving on this committee (other than the Chairman) will receive an additional annual fee of $5,000);

•	Additional annual fee of $10,000 for serving as Chairman of the Government Security Committee; and

•	Directors receive $11,250 per quarter of our common stock, with the number of shares calculated based on the closing price of our common stock at the end of the quarter).

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

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2019 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)		Total ($)
Tamar Elkeles	69,750	45,028	—		114,778
Marshall S. Geller	64,875	82,522	—		147,397
Steven E. Koonin	30,250	100,016	—		130,266
Jacques Manardo	58,500	61,598	120,000	(1)	240,098
Richard C. Pfenniger, Jr.	95,750	45,028	—		140,778
Samuel D. Robinson	124,000	45,028	—		169,028
Miriam H. Strouse (2)	15,000	—	—		15,000
____________________

(1)	Other compensation includes consulting fees for advisory services to the Company.

(2)	Miriam Strouse resigned from the Board of Directors on March 15, 2019.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Tamar Elkeles, Marshall S. Geller, Chairman, and Samuel D. Robinson. None of the members of the Compensation Committee during 2019 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

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

Tamar Elkeles
Marshall S. Geller
Samuel D. Robinson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 2020 by each person who is known by the Company based on such person's filings with the Securities and Exchange Commission ("SEC") to own beneficially more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Sagard Capital Partners, L.P. 280 Park Avenue, 3rd Floor West New York, NY 10017	3,639,367 shares	(1)	21.2%
Cove Street Capital 2101 E El Segundo Boulevard, Suite 302 El Segundo, CA 90245	2,406,810 shares	(2)	14.0%
Royce & Associates LP 745 Fifth Avenue New York, NY 10151	1,231,099 shares	(3)	7.2%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,224,131 shares	(4)	7.1%
___________________________________________________________

(1)	Based on a Form 13F filed by Sagard Capital Partners Management Corporation with the SEC on November 6, 2019.

(2)	Based on a Form 13F filed by Cove Street Capital with the SEC on February 13, 2020.

(3)	Based on a Form 13F filed by Royce & Associates LP with the SEC on February 6, 2020.

(4)
Based on a Schedule 13F filed by Dimensional Fund Advisors LP ("Dimensional") with the SEC on February 14, 2020. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2020, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Tamar Elkeles	6,176		*
Marshall S. Geller	158,741		*
Scott N. Greenberg	158,985	(1)	*
Steven E. Koonin	14,350		*
Jacques Manardo	7,055		*
Richard C. Pfenniger, Jr.	48,053		*
Samuel D. Robinson	3,651,598	(2)	21.3%
Kenneth L. Crawford	29,302	(1)	*
Michael R. Dugan	6,248	(1)	*
Donald R. Duquette	45,609	(1)	*
Adam H. Stedham	11,598	(1)	*
Directors and Executive Officers as a group (13 persons)	4,153,573	(3)	24.2%
__________________________
* Less than one percent.

(1)
Includes 16,922 shares for Mr. Greenberg, 4,381 shares for Mr. Crawford, 1,659 shares for Mr. Dugan, 14,932 shares for Mr. Duquette and 7,105 shares for Mr. Stedham allocated pursuant to the provisions of our Retirement Savings Plan.

(2)
The amount reported by Samuel D. Robinson includes 12,231 shares owned directly by him and 3,639,367 shares represents the beneficial ownership of the Company’s securities by Sagard Capital Partners, L.P., a Delaware limited partnership ("Sagard Capital"). Mr. Robinson is the President of Sagard Holdings ULC and its subsidiary, Sagard Capital Partners Management Corporation ("Sagard Management"), the investment manager of Sagard Capital, and of Sagard Capital Partners GP, Inc., the general partner of Sagard Capital. Mr. Robinson disclaims beneficial ownership of such securities by virtue of his position as the President of Sagard Management.

(3)	Includes 47,664 shares of Common Stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information as of December 31, 2019

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans	827,855

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2019 and 2018 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2019	2018
Audit Fees (1)	$2,042,000	$2,199,000
Audit-Related Fees (2)	49,000	28,000
Tax Fees (3)	476,000	300,000
All Other Fees	—	—
Total	$2,567,000	$2,527,000
__________________________

(1)
Audit fees for 2019 and 2018 consisted of $1,889,000 and $2,084,000 respectively, for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, $133,000 and $115,000 for 2019 and 2018, respectively, for statutory audit services for foreign subsidiaries, and fees related to an updated consent for a Form S-8 registration statement filing of $20,000 for 2019.

(2)
Audit-related fees for 2019 and 2018 consisted of the audit of the financial statements of employee benefit plans of $29,000 and $28,000 for 2019 and 2018, respectively, and work paper review support fees of $20,000 in 2019.

(3)	Tax fees for 2019 and 2018 consisted of fees for tax compliance services, including the preparation of tax returns, and tax consulting services including technical research.

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

3.        Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 28 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 29, 2020

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*
_____________

* Filed herewith