Form 10-Q
period 2020-03-31
GP STRATEGIES CORP
filed 2020-05-11
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2020
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPX	NYSE (New York Stock Exchange)

The number of shares outstanding of the registrant’s common stock as of April 21, 2020 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,173,072

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$9,025	$8,159
Accounts and other receivables, less allowance for credit losses of $1,500 in 2020 and $1,132 in 2019	104,195	131,852
Unbilled revenue	60,655	57,229
Prepaid expenses and other current assets	21,306	19,115
Total current assets	195,181	216,355
Property, plant and equipment	23,297	23,746
Accumulated depreciation	(17,789)	(17,943)
Property, plant and equipment, net	5,508	5,803
Operating lease right-of-use assets	25,036	27,251
Goodwill	164,812	171,563
Intangible assets, net	14,583	16,344
Other assets	11,474	11,586
	$416,594	$448,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$75,328	$92,332
Deferred revenue	25,560	23,234
Current portion of operating lease liabilities	7,739	7,871
Total current liabilities	108,627	123,437
Long-term debt	74,837	82,870
Long-term portion of operating lease liabilities	20,776	22,159
Other noncurrent liabilities	9,862	10,522
Total liabilities	214,102	238,988

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	100,650	102,319
Retained earnings	129,934	131,228
Treasury stock at cost	(1,374)	(4,070)
Accumulated other comprehensive loss	(26,890)	(19,735)
Total stockholders’ equity	202,492	209,914
	$416,594	$448,902
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$128,281	$139,473
Cost of revenue	110,667	118,195
Gross profit	17,614	21,278
General and administrative expenses	17,284	16,127
Sales and marketing expenses	1,839	1,989
Restructuring charges	—	1,119
Gain on change in fair value of contingent consideration, net	—	50
Gain on sale of business	1,064	—
Operating income (loss)	(445)	2,093
Interest expense	978	1,598
Other expense	500	14
Income (loss) before income tax expense	(1,923)	481
Income tax expense (benefit)	(629)	147
Net income (loss)	$(1,294)	$334

Basic weighted average shares outstanding	17,082	16,672
Diluted weighted average shares outstanding	17,117	16,703

Per common share data:
Basic earnings (loss) per share	$(0.08)	$0.02
Diluted earnings (loss) per share	$(0.08)	$0.02

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,294)	$334
Foreign currency translation adjustments	(7,155)	1,713
Comprehensive income (loss)	$(8,449)	$2,047

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2019	172	102,319	131,228	(4,070)	(19,735)	209,914
Net income (loss)	—	—	(1,294)	—	—	(1,294)
Foreign currency translation adjustment	—	—	—	—	(7,155)	(7,155)
Stock-based compensation expense	—	441	—	—	—	441
Issuance of stock for employer contributions to retirement plan	—	(1,062)	—	1,877	—	815
Net issuances of stock pursuant to stock compensation plans and other	—	(1,048)	—	819	—	(229)
Balance at March 31, 2020	$172	$100,650	$129,934	$(1,374)	$(26,890)	$202,492

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2018	172	105,850	116,039	(13,802)	(21,690)	186,569
Net income	—	—	334	—	—	334
Foreign currency translation adjustment	—	—	—	—	1,713	1,713
Stock-based compensation expense	—	354	—	—	—	354
Issuance of stock for employer contributions to retirement plan	—	(421)	—	1,156	—	735
Net issuances of stock pursuant to stock compensation plans and other	—	(874)	—	883	—	9
Balance at March 31, 2019	172	104,909	116,373	(11,763)	(19,977)	189,714

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019
(Unaudited, in thousands)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,294)	$334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	—	(50)
Gain on sale of business	(1,064)	—
Depreciation and amortization	2,177	2,341
Deferred income taxes	(414)	(102)
Non-cash compensation expense	1,256	1,089
Changes in other operating items:
Accounts and other receivables	25,290	6,104
Unbilled revenue	(5,252)	(2,553)
Prepaid expenses and other current assets	(3,602)	(5,600)
Accounts payable, accrued expenses and net change in operating leases	(10,917)	498
Deferred revenue	4,429	(5,589)
Other	(762)	923
Net cash provided by (used in) operating activities	9,847	(2,605)

Cash flows from investing activities:
Additions to property, plant and equipment	(467)	(542)
Proceeds from sale of business	3,328	—
Capitalized software development costs and other	(24)	(226)
Net cash provided by (used in) investing activities	2,837	(768)

Cash flows from financing activities:
Proceeds from long-term debt	62,187	33,038
Repayment of long-term debt	(70,220)	(33,000)
Change in negative cash book balance	(3,701)	(701)
Other financing activities	(8)	(27)
Net cash used in financing activities	(11,742)	(690)

Effect of exchange rate changes on cash and cash equivalents	(76)	(927)
Net increase (decrease) in cash	866	(4,990)
Cash at beginning of period	8,159	13,417
Cash at end of period	$9,025	$8,427

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$938	$1,552
Cash paid during the period for income taxes	570	816
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)

(1)Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2020 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make  assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the Condensed Consolidated Financial Statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience including considerations for potential impacts of the coronavirus (COVID-19) pandemic, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.

Please refer to Note 1- Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our 2019 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.

(2)Recent Accounting Standards

        Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We adopted the standard on January 1, 2020 and began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets, which primarily includes accounts receivable and unbilled revenue. The adoption of Topic 326 did not have a material impact on our consolidated results of operations or financial condition. During the three months ended March 31, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for credit losses measurement process including the expected adverse impact of COVID-19 on the global economy.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The guidance promotes a framework to help improve the effectiveness of disclosures in the notes and is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. We adopted the standard on January 1, 2020. The new standard did not impact our consolidated results of operations or financial condition.

Accounting Standards Not Yet Adopted
For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Recent Accounting Standards section in our Annual Report on Form 10-K for the year ended December 31, 2019. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

(3)Revenue

Significant Accounting Policy
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC Topic 606). Revenue is measured based on the consideration specified in a contract with a customer. Most of our contracts with customers contain transaction prices with fixed consideration, however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in ASC Topic 606. Further details regarding our revenue recognition for various revenue streams are discussed below.
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

March 31, 2020
(Unaudited)
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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net decrease to revenue of $0.1 million for the three months ended March 31, 2020 and a net increase to revenue of $1.1 million for the three months ended March 31, 2019.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of March 31, 2020, we had $341.2 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue within the next twelve months.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2020 were not materially impacted by any other factors.
We recognized revenue of $8.2 million and $11.1 million for the three months ended March 31, 2020 and 2019, respectively, that was included in the contract liability balance at the beginning of the year and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended March 31,
	Workforce Excellence		Business Transformation Services		Consolidated
	2020	2019	2020	2019	2020	2019
Revenue by type of service:
Managed learning services	$42,498	$44,642	$—	$—	$42,498	$44,642
Engineering & technical services	31,880	36,836	—	—	31,880	36,836
Sales enablement	—	—	32,488	35,551	32,488	35,551
Organizational development	—	—	21,415	22,444	21,415	22,444
	$74,378	$81,478	$53,903	$57,995	$128,281	$139,473

Revenue by geographic region:
Americas	$56,563	$59,664	$36,849	$40,620	$93,412	$100,284
Europe Middle East Africa	17,672	19,278	16,161	15,017	33,833	34,295
Asia Pacific	5,445	6,142	4,739	5,134	10,184	11,276
Eliminations	(5,302)	(3,606)	(3,846)	(2,776)	(9,148)	(6,382)
	$74,378	$81,478	$53,903	$57,995	$128,281	$139,473

Revenue by client market sector:
Automotive	$2,453	$3,598	$29,702	$34,176	$32,155	$37,774
Financial & Insurance	19,156	19,206	1,471	1,915	20,627	21,121
Manufacturing	9,158	9,270	2,958	5,018	12,116	14,288
Energy / Oil & Gas	6,275	11,530	1,173	1,028	7,448	12,558
U.S. Government	11,206	9,795	1,582	1,729	12,788	11,524
U.K. Government	—	—	5,267	4,043	5,267	4,043
Information & Communication	4,115	5,306	629	459	4,744	5,765
Aerospace	8,296	7,510	1,017	103	9,313	7,613
Electronics Semiconductor	2,623	4,130	217	246	2,840	4,376
Life Sciences	5,108	4,894	1,214	1,933	6,322	6,827
Other	5,988	6,239	8,673	7,345	14,661	13,584
	$74,378	$81,478	$53,903	$57,995	$128,281	$139,473

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)

(4)Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 25% and 27% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, accounts receivable from a single automotive customer totaled $13.6 million, or 13%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 16% and 15% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% and 11% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, billed and unbilled accounts receivable from a single financial services customer totaled $12.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2020 or 2019 or consolidated accounts receivable balance as of March 31, 2020.

(5)Earnings Per Share

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

The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Non-dilutive instruments	36	51

Dilutive common stock equivalents	35	31

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
(6)Divestiture

Sale of Alternative Fuels Division

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The upfront cash purchase price was $4.8 million, which consisted of an advance payment of $1.5 million received on December 31, 2019 and $3.5 million received on January 2, 2020, offset by a $0.2 million cash payment to the buyer in March 2020 in settlement of the final net working capital as defined in the asset purchase agreement. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. The gain represents the difference between the purchase price and the carrying value of the business, which primarily included net working capital of $0.1 million and goodwill of $2.6 million. The Alternative Fuels Division was part of the Workforce Excellence segment.

(7)Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2020 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2019	$119,311	$52,252	$171,563
Divestiture	(2,594)	—	(2,594)
Foreign currency translation	(2,921)	(1,236)	(4,157)
Balance as of March 31, 2020	$113,796	$51,016	$164,812

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2020
Customer relationships	$20,071	$(6,733)	$13,338
Intellectual property and other	3,467	(2,222)	1,245
	$23,538	$(8,955)	$14,583

December 31, 2019
Customer relationships	$22,348	$(7,473)	$14,875
Intellectual property and other	3,915	(2,446)	1,469
	$26,263	$(9,919)	$16,344

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
(8)Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2020	2019
Restricted stock units	111	257
Board of Directors and other stock grants	330	97
Total stock-based compensation expense	$441	$354

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees, members of the Board of Directors and other individuals providing services to the Company. As of March 31, 2020, we had restricted and performance stock units outstanding under these plans.

(9)Debt

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
(ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of March 31, 2020, our leverage ratio was 2.3 to 1.0 and our interest expense ratio was 6.0 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of March 31, 2020, there were $74.8 million of borrowings outstanding and $22.3 million of available borrowings under the revolving loan facility based on our Leverage Ratio.

For the three months ended March 31, 2020 and 2019, the weighted average interest rate on our borrowings was 3.9% and 4.8%, respectively. As of March 31, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.1 million of unamortized debt issue costs related to the Credit Agreement as of March 31, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)Income Taxes

Income tax (benefit) expense was $(0.6) million, or an effective income tax rate of 32.7%, for the three months ended March 31, 2020 compared to $0.1 million, or an effective income tax rate of 30.6%, for the three months ended March 31, 2019. The increase in the effective income tax rate in 2020 compared to 2019 is primarily due to a change in the mix of income from lower to higher taxing jurisdictions. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limits. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2020, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2016 through 2019 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
(11)Leases

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
Some of our leases include future rent escalations that are based on the Consumer Price Index (CPI) or other similar indices. These future rent escalations are not included in the calculation of the ROU asset and lease liability because they cannot be forecasted at the lease inception date. These are considered variable lease payments and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$2,329	$2,457
Short-term lease cost	358	353
Total lease costs	$2,687	$2,810

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
Supplemental information related to leases was as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$25,036	$27,251

Current portion of operating lease liabilities	$7,739	$7,871
Non-current portion of operating lease liabilities	20,776	22,159
Total operating lease liabilities	$28,515	$30,030

Cash paid for amounts included in the measurement of operating lease liabilities	$2,471	$10,137

Right-of-use assets obtained in exchange for operating lease liabilities	$964	$4,353

Weighted-average remaining lease term for operating leases	5.5 years	5.5 years

Weighted-average discount rate for operating leases	4.7%	4.7%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Year ended December 31,
2020 (excluding the three months ended March 31, 2020)	$6,435
2021	6,567
2022	5,361
2023	4,305
2024	3,957
Thereafter	5,912
Total future lease payments	32,537
Less: imputed interest	(4,022)
Present value of future lease payments	28,515
Less: current portion of lease liabilities	(7,739)
Long-term lease liabilities	$20,776

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)
(12)Business Segments

As of March 31, 2020, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. Our operating segments are aligned by complementary service lines and supported by a business development organization aligned by industry sector. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

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

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, event management and vendor management.

•Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off the shelf delivery format through our GPiLEARN+™ portal.
Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, process and people’s performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate the customer salesforces as well as the service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technicians knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including  custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020
(Unaudited)

•Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable the transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

Effective January 1, 2020, we transferred the management responsibility of certain business units between the two operating segments, primarily the management of our UK apprenticeship training business to the Organizational Development practice (from the Managed Learning Services practice) and the management of our platform adoption services business to the Engineering & Technical Services practice (from the Organization Development practice). We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Workforce Excellence	$74,378	$81,478
Business Transformation Services	53,903	57,995
	$128,281	$139,473
Gross profit:
Workforce Excellence	$11,493	$13,455
Business Transformation Services	6,121	7,823
Total gross profit	17,614	21,278
General and administrative expenses	17,284	16,127
Sales and marketing expenses	1,839	1,989
Restructuring charges	—	1,119
Gain on change in fair value of contingent consideration, net	—	50
Gain on sale of business	1,064	—
Operating income (loss)	(445)	2,093
Interest expense	978	1,598
Other expense	500	14
Income (loss) before income tax expense	$(1,923)	$481

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

Business Update Related to COVID-19 Pandemic

In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. The outbreak has become increasingly widespread around the world, including virtually every geography in which the Company operates. The pandemic has created uncertainty about the impact on the global economy. Governments have implemented various restrictions around the world, including closure of non-essential businesses, travel restrictions, shelter-in-place requirements and other restrictions.

The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including, but not limited to, implementing travel restrictions, arranging work from home capabilities and flexible work policies. We were able to make the transition to a remote workforce in response to the COVID-19 pandemic and its effects without incurring material expenses by implementing existing business continuity plans using existing resources. The safety and well-being of our employees is our first priority.

Certain of our service lines are more impacted by the restrictions noted above than others. We have services that involve bringing together groups of employees for classroom training sessions or other types of meetings and events. These types of services have been most impacted by COVID-19, however, we are actively working with our customers to support the transition of live-instructor-led training to virtual instructor-led training (VILT) or eLearning modalities. We also have integrated outsourcing solutions and face-to-face consulting services globally. These services involve individuals spending some portion of their time interfacing directly with clients and participating in activities at the client’s location. To the extent client locations are closed, or our staff are not able to interface with clients virtually, these services have experienced some disruption from COVID-19.

The service lines that have been least impacted by COVID-19 are those that do not require face-to-face contact. These service lines include human capital management system implementation services, eLearning and VILT content development services, and engineering services. Overall, these service lines have seen very little negative impacts from COVID-19 and have experienced positive momentum related to modality shifts for learning.

The Company estimates that the impact of COVID-19 on its revenue for the first quarter of 2020 was approximately an $11.5 million decrease as compared to the first quarter of 2019. In addition, we expect COVID-19 to negatively impact our revenues more significantly in the second quarter of 2020 as compared to the first quarter of 2020. We also expect to continue to experience year over year revenue declines in the second half of 2020. However, due to significant cost scaling and cost cutting measures enacted in mid-March 2020, we expect second quarter 2020 Adjusted EBITDA to be consistent with or greater than the first quarter of 2020. Refer to the definition of “Adjusted EBITDA” in the “Non-GAAP Information” section within this Item 2 for additional information. The Company’s cost cutting measures did not have a significant effect on costs for the first quarter of 2020 because the Company did not begin implementing substantial cost cutting measures until mid-March. At that time, the Company began implementing furloughs for billable employees where work had been delayed and certain layoffs of non-billable personnel. At the end of March, the Company initiated additional corporate-wide cost cutting measures effective April 1st, including permanent salary reductions for director level and above employees, temporary salary reductions for certain managers, and mandatory paid time off of one day per week by non-billable personnel and billable personnel that are not fully billable during the second quarter of 2020.

In addition, the Company has taken various actions to maintain liquidity in response to the potential impacts of COVID-19, including significant cost cutting measures and working with our bank to amend our credit agreement to provide additional borrowing availability by temporarily raising our maximum leverage ratio from 3.0 to 1.0 to 3.75 to 1.0 for the remainder of 2020. Based on our leverage ratio as of March 31, 2020, this amendment would have the effect of increasing our borrowing availability by $24.4 million so that our borrowing availability would have been $46.6 million as of March 31, 2020. In addition, there are various government assistance programs we will take advantage of to partially mitigate the cash flow effects of COVID-19, such as the deferral of employer payroll taxes in the U.S. and other subsidies in different regions of the world we operate. We are unable to quantify the financial impacts of those programs at this time.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We perform the annual impairment assessment for each of our reporting units as of October 1st of each year. The recent developments related to the COVID-19 pandemic have resulted in uncertainty in the global economy, and declines in equity markets, including our share price. We considered whether such events would indicate that a triggering event have occurred and require an interim goodwill impairment testing. We considered our current projections, our share price in relation to the share price when the quantitative assessment was performed as of October 1, 2019 and the margin by which the fair values of the reporting units exceeded their carrying values. Based on this analysis, the Company concluded that the current events and circumstances related to the COVID-19 pandemic did not indicate a triggering event in the first quarter of 2020 which would require it to perform a quantitative impairment test. However, if our actual results are lower than projected or our share price remains depressed for a sustained period of time, we could incur material goodwill impairment charges in the future.

The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that we are not able to predict. Factors related to COVID-19 and its effects that could adversely affect our business and results of operations are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q.

Business Segments

As of March 31, 2020, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. Our operating segments are aligned by complementary service lines and supported by a business development organization aligned by industry sector. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

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

Workforce Excellence. The Workforce Excellence segment advises and partners with leading organizations in designing, implementing, operating and supporting their talent management and workforce strategies, enabling them to gain greater competitive edge in their markets. This segment consists of two practices:

•Managed Learning Services - this practice focuses on creating value for our customers by delivering a suite of talent management and learning design, development, operational and support services that can be delivered as large scale outsourcing arrangements, managed services contracts and project-based service engagements. The Managed Learning Services offerings include strategic learning and development consulting services, digital learning content design and development solutions and a suite of managed learning operations services, including: managed facilitation and delivery, managed training administration and logistics, help desk support, event management and vendor management.

•Engineering & Technical Services - this practice focuses on capital intensive, inherently hazardous and/or highly complex technical services in support of both U.S. government and global commercial industries. Our products and services include design, development and delivery of technical work-based learning, CapEx (plant launch) initiatives, engineering design and construction management, fabrication, and management services, operational excellence consulting, chemical demilitarization services, homeland security services, emergency management support services along with all forms of technical documentation. We deliver world-class asset management and performance improvement consulting to a host of industries. Our proprietary EtaPRO® Performance and Condition

Monitoring System provides a suite of real-time digital solutions for hundreds of facilities and is installed in power-generating units around the world. We also provide thousands of technical courses in a web-based off the shelf delivery format through our GPiLEARN+™ portal.

Business Transformation Services. The Business Transformation Services segment works with organizations to execute complex business strategies by linking business systems, process and people’s performance to clear and measurable results. We have a holistic methodology to establishing direction and closing the gap between strategy and execution.  Our approach equips business leaders and teams with the tools and capability to deliver high-performance results. This segment consists of two practices:

•Sales Enablement - this practice provides custom product sales training and service technical training, primarily to automotive manufacturers, designed to better educate the customer salesforces as well as the service technicians with respect to new product features and designs, in effect rapidly increasing the salesforce and technicians knowledge base and enabling them to address retail customer needs. Furthermore, this segment helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including  custom print and digital publications. We have been a custom product sales and service technical training provider and leader in serving manufacturing customers in the U.S. automotive industry for over 40 years.

•Organizational Development - this practice works with organizations to design and execute an integrated people performance system.  This translates to helping organizations set strategy, carry that strategy through every level of the organization and ensure that their people have the right skills, knowledge, tools, processes and technology to enable the transformation and achieve business results. Solutions include strategy, leadership, employee engagement and culture consulting, enterprise technology implementation and adoption solutions, and organization design and business performance consulting.

Effective January 1, 2020, we transferred the management responsibility of certain business units between the two operating segments, primarily the management of our UK apprenticeship training business to the Organizational Development practice (from the Managed Learning Services practice) and the management of our platform adoption services business to the Engineering & Technical Services practice (from the Organization Development practice). We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

Divestiture

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The upfront cash purchase price was $4.8 million, which consisted of an advance payment of $1.5 million received on December 31, 2019 and $3.5 million received on January 2, 2020, offset by a $0.2 million cash payment to the buyer in March 2020 in settlement of the final net working capital as defined in the asset purchase agreement. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. The gain represents the difference between the purchase price and the carrying value of the business, which primarily included net working capital of $0.1 million and goodwill of $2.6 million. The Alternative Fuels Division was part of the Workforce Excellence segment.

Operating Highlights

Three Months ended March 31, 2020 Compared to the Three Months ended March 31, 2019

Our revenue decreased $11.2 million or 8.0% during the first quarter of 2020 compared to the first quarter of 2019. The net decrease is due to a $7.1 million decrease in our Workforce Excellence segment and a $4.1 million decrease in our Business Transformation Services segment. We estimate that the impact of COVID-19 resulted in an approximately $11.5 million decrease in our revenue in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $3.9 million during the first quarter of 2020 due to discontinued revenue streams from the sale of our alternative fuels division on January 1, 2020 and the sale of our tuition program management business on October 1, 2019. In addition, foreign currency exchange rate changes resulted in a total $0.6 million decrease in U.S. dollar reported revenue during the first quarter of 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed below, decreased $2.5 million or 121.3% to an operating loss of $0.4 million for the first quarter of 2020 compared to operating income of $2.1 million for the first quarter of 2019. The net decrease is primarily due to a $3.7 million decrease in gross profit and a $1.2 million increase in general and administrative expenses, partially offset by a $1.1 million gain on the sale of our alternative fuels division, $1.1 million of restructuring charges in 2019 that did not recur in 2020 and a $0.2 million decrease in sales and marketing expenses.

For the three months ended March 31, 2020, we had a loss before income tax expense of $1.9 million compared to income before income tax expense of $0.5 million for the three months ended March 31, 2019. Net loss was $1.3 million, or $(0.08) per diluted share, for the three months ended March 31, 2020, compared to net income of $0.3 million, or $0.02 per diluted share, for the three months ended March 31, 2019. Diluted weighted average shares outstanding were 17.1 million for the first quarter of 2020 compared to 16.7 million for the first quarter of 2019.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2020	2019
Workforce Excellence	$74,378	$81,478
Business Transformation Services	53,903	57,995
	$128,281	$139,473

Workforce Excellence revenue decreased $7.1 million or 8.7% during the first quarter of 2020 compared to the first quarter of 2019. The revenue decrease is due to the following:

•a $7.9 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $3.9 million net decrease in revenue due to discontinued revenue streams from the divestiture of our alternative fuels division on January 1, 2020 and tuition program management business on October 1, 2019; and
•a $0.4 million net decrease in revenue due to changes in foreign currency exchange rates.
These decreases were offset by a $5.1 million net increase in revenue in our Managed Learning Services practice primarily due to a $2.2 million net increase due to increased demand for eLearning and virtual instructor-led training (VILT) content development services, and a $2.9 million increase in managed learning services primarily due to new outsourcing contracts awarded in 2019 that are now fully ramped up.
Business Transformation Services revenue decreased $4.1 million or 7.1% during the first quarter of 2020 compared to the first quarter of 2019. The revenue decrease is due to the following:

•a $3.6 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $0.3 million net decrease in our Sales Enablement practice primarily due to a decline in automotive sales training; and
•a $0.2 million net decrease in revenue due to changes in foreign currency exchange rates; partially offset by
•a $0.1 million net increase in our Organization Development practice primarily due to a $1.7 million increase in UK apprenticeship training services which was largely offset by a $1.6 million net decline primarily in strategic consulting services.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2020		2019
		% Revenue		% Revenue
Workforce Excellence	$11,493	15.5%	$13,455	16.5%
Business Transformation Services	6,121	11.4%	7,823	13.5%
	$17,614	13.7%	$21,278	15.3%

Workforce Excellence gross profit of $11.5 million or 15.5% of revenue for the first quarter of 2020 decreased by $2.0 million or 14.6% compared to gross profit of $13.5 million or 16.5% of revenue for the first quarter of 2019 primarily due to the COVID-19 related revenue decreases noted above.

Business Transformation Services gross profit of $6.1 million or 11.4% of revenue for the first quarter of 2020 decreased by $1.7 million or 21.8% compared to gross profit of $7.8 million or 13.5% of revenue for the first quarter 2019 primarily due to the COVID-19 related revenue decreases noted above.

General and Administrative Expenses

General and administrative expenses increased $1.2 million or 7.2% from $16.1 million in the first quarter of 2019 to $17.3 million in the first quarter of 2020. The increase in general and administrative expenses is primarily due to $1.0 million of legal and other transaction fees incurred in the first quarter of 2020 related to a potential transaction that was aborted in March 2020 and a $0.2 million net increase primarily due to higher IT expense in the first quarter of 2020 compared to the first quarter of 2019.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million or 7.5% from $2.0 million for the first quarter of 2019 to $1.8 million for the first quarter of 2020 primarily due to a decrease in labor costs.

Restructuring Charges

During the first quarter of 2019, we incurred restructuring charges of $1.1 million in connection with the acquisition of TTi Global, Inc. in December 2018, to reduce costs and eliminate redundant positions to realize synergies with the acquired business.

Change in Fair Value of Contingent Consideration

During the first quarter of 2019, the net gain on the change in fair value of contingent consideration related to acquisitions was$0.1 million. As of March 31, 2020, we didn't have any outstanding contingent consideration liabilities related to prior acquisitions.

Gain on Sale of Business

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. See Note 6 to the condensed consolidated financial statements for further details.

Interest Expense

Interest expense was $1.0 million for the first quarter of 2020 compared to $1.6 million for the first quarter of 2019. The decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the first quarter of 2019.

Other Expense

Other expense was $0.5 million for the first quarter of 2020 compared to $0.0 million for the first quarter of 2019. The increase in other expense is primarily due to a $0.2 million increase in foreign currency losses in the first quarter of 2020 and a $0.3 million impairment loss on an operating lease right-of-use asset related to the consolidation of our TTi Global headquarters with our Troy, Michigan office. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.
Income Tax Expense (Benefit)

We had an income tax benefit of $0.6 million for the first quarter of 2020 compared to income tax expense of $0.1 million for the first quarter of 2019. The effective income tax rate was 32.7% and 30.6% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective income tax rate in 2020 compared to 2019 is primarily due to a change in the mix of income from lower to higher taxing jurisdictions. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $86.6 million at March 31, 2020 compared to $92.9 million at December 31, 2019. As of March 31, 2020 we had $74.8 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($22.3 million of available borrowings as of March 31, 2020 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months. This belief does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or unanticipated uses of cash. The anticipated cash needs of our business could change significantly if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future results of operations;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

As of March 31, 2020, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $8.2 million. The 2017 Tax Cuts and Jobs Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2020 and 2019, we did not repurchase shares of our common stock in the open market. As of March 31, 2020, there was approximately $3.8 million available for future repurchases under the buyback program.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 25% and 27% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14% and 13% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, accounts receivable from a single automotive customer totaled $13.6 million, or 13%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 16% and 15% of our consolidated revenue for the three months ended March 31, 2020 and 2019. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% and 11% of our consolidated revenue for the three-months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, billed and unbilled accounts receivable from a single financial services customer totaled $12.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2020 or 2019 or consolidated accounts receivable balance as of March 31, 2020.

Cash Flows

Three Months ended March 31, 2020 Compared to the Three Months ended March 31, 2019

Our cash and cash equivalents balance increased $0.9 million from $8.2 million as of December 31, 2019 to $9.0 million as of March 31, 2020. The increase in cash and cash equivalents during the three months ended March 31, 2020 resulted from cash provided by operating activities of $9.8 million, cash provided by investing activities of $2.8 million, cash used in financing activities of $11.7 million and a negative effect of exchange rate changes on cash of $0.1 million.

Cash provided by operating activities was $9.8 million for the three months ended March 31, 2020 compared to $2.6 million cash used in operating activities for the same period in 2019. The increase in cash from operations is primarily due to an improvement in cash collections of accounts receivable during the three months ended March 31, 2020 compared to the same period in 2019.

Cash provided by investing activities was $2.8 million for the three months ended March 31, 2020 compared to cash used in investing activities of $0.8 million for the same period in 2019. The increase in cash from investing activities is primarily due to a $3.3 million of cash proceeds from the sale of our alternative fuels division on January 1, 2020.

Cash used in financing activities was $11.7 million for the three months ended March 31, 2020 compared to $0.7 million for the same period in 2019. The increase in cash used in financing activities is primarily due to $8.0 million of net repayments of borrowings under our credit agreement, and a $3.0 million decrease in negative cash book balances during the first quarter of 2020 compared to the first quarter of 2019.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On May 7, 2020 we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of March 31, 2020, our leverage ratio was 2.3 to 1.0 and our interest expense ratio was 6.0 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of March 31, 2020, there were $74.8 million of borrowings outstanding and $22.3 million of available borrowings under the revolving loan facility based on our Leverage Ratio. After the amendment to the revolving loan facility on May 7, 2020, we would have had $46.6 million of available borrowings based on our Leverage Ratio as of March 31, 2020. For the three months ended March 31, 2020 and 2019, the weighted average interest rate on our borrowings was 3.9% and 4.8%, respectively. As of March 31, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.1 million of unamortized debt issue costs related to the Credit Agreement as of March 31, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of March 31, 2020, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Non-GAAP Information
This Form 10-Q references Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization), a widely used non-GAAP financial measure of operating performance. It is presented as supplemental information that the Company believes is useful to investors to evaluate its results because it excludes certain items that are not directly related to the Company’s core operating performance. In particular, with regard to our comparison of our first quarter 2020 Adjusted EBITDA to our currently anticipated second quarter 2020 Adjusted EBITDA, we believe that certain gains and charges in the first quarter and certain anticipated gains and charges in the second quarter, such as the gain on sale of business, legal acquisition and transaction costs, restructuring charges and severance expense, while difficult to predict in the current environment, will vary significantly and make a quarter to quarter comparison of net income less useful to investors than a comparison of Adjusted EBITDA in understanding the impact of COVID-19 and related effects on our results of operations. The Company is unable without unreasonable efforts to estimate specific line items in Adjusted EBITDA which are necessary to a quantitative reconciliation for the forward-looking information above, due to factors including the COVID-19 pandemic and its rapidly-changing effects. Without the availability of this significant information, the Company is unable to provide such a reconciliation.

Adjusted EBITDA is calculated by adding back to net income interest expense, income tax expense, depreciation and amortization, non-cash stock compensation expense, gain or loss on the change in fair value of contingent consideration and other unusual or infrequently occurring items. For the periods presented, these other items are restructuring charges, severance expense, ERP implementation costs, foreign currency transaction losses, legal acquisition and transaction costs, and gain on sale of business. Adjusted EBITDA should not be considered as a substitute either for net income, as an indicator of the Company’s operating performance, or for cash flow, as a measure of the Company’s liquidity. In addition, because Adjusted EBITDA may not be calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Non-GAAP Reconciliation – Adjusted EBITDA
(In thousands)
(Unaudited)

	Quarters ended
	March 31,

	2020	2019
Net income (loss)	$(1,294)	$334
Interest expense	978	1,598
Income tax expense (benefit)	(629)	147
Depreciation and amortization	2,177	2,341
EBITDA	1,232	4,420
Adjustments:
Non-cash stock compensation expense	1,256	1,089
Restructuring charges	—	1,119
Severance expense	211	1,011
Gain on change in fair value of contingent consideration, net	—	(50)
ERP implementation costs	—	684
Foreign currency transaction losses	496	345
Legal acquisition and transaction costs	1,038	153
Impairment of operating lease right-of-use asset	255	—
Gain on divested business	(1,064)	—
Adjusted EBITDA	$3,424	$8,771

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the anticipated effects of the COVID-19 pandemic and related events on our business and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, impact of the COVID-19 pandemic and related events that are beyond our control and difficult to predict, and the other factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (including but not limited to Risks Related to Coronavirus Disease 2019 ("COVID-19")) and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $200.0 million. As of March 31, 2020, we had $74.8 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of March 31, 2020 we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Material Weaknesses and Status of Remediation

As described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal years ended December 31, 2018, and December 31, 2019, we are implementing a remediation plan to address the material weaknesses disclosed in such Annual Reports. These material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively. Management is committed to remediating the material weaknesses and has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated.

Changes in Internal Controls

As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the first quarter of 2020. Other than as disclosed above under “Material Weaknesses and Status of Remediation”, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Coronavirus Disease 2019 ("COVID-19")

The COVID-19 pandemic adversely affected our results of operations in the first quarter of 2020 and could potentially have a material adverse impact on our business, financial condition and results of operations for at least the remainder of 2020, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for GP Strategies, our customers and vendors, and the markets in which we do business. The scope and impact of the COVID-19 pandemic changed quickly during the first quarter of 2020, as travel restrictions, stay at home orders and other limitations on conducting business came into effect in different forms at different times in the different places where we conduct business. We estimate that the effects of COVID-19 resulted in an approximately $11.5 million decrease in our revenue in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the postponement of certain training events and other delays in client projects. During the first quarter of 2020 and through the date of this report, health and economic conditions in the United States and around the world worsened, and government and customer actions and related events have adversely impacted, and we expect will continue to adversely impact, how we do business and the services that we provide, more significantly than in the first quarter and for a sustained period.

It continues to be too early to assess the full impact that the COVID-19 pandemic, the actions taken in response to it, and the overall effect on the global and regional economies will have on our employees, our operating segments and practices, our customers and vendors, the industries and regions that we serve, or our financial condition and results of operations as a whole. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things:

•the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole;
•the health and welfare of our employees and contractors and those of our customers and vendors;
•evolving business and government actions in response to the pandemic, including stay at home orders, social distancing measures and travel bans;
•the varying impact that the pandemic may have on our customers and the industries we serve, including the effect on the automotive and financial industries, which are areas of significant focus for our business;
•the response of our customers or prospective clients to the pandemic and its economic effects, including delays, stoppages or terminations of existing engagements or hiring decisions;
•the varying demand for the types of services we offer in the geographic regions in which we offer them and whether such services might be deemed essential under applicable government orders or considered more discretionary spending by our customers;
•our ability to sell and provide our services and solutions and maintain adequate utilization levels, including as a result of travel restrictions and people working from home;
•our ability to scale and cut costs to effectively maintain profitability in light of anticipated revenue reductions;
•our ability to continue to effectively market our services;
•our ability to replace engagements as they end or are terminated, stopped or delayed;

•the ability of our employees to effectively provide services, including as a result of travel restrictions or the need to work remotely;
•the ability of our clients to pay, to make timely payments or to pay in full;
•any disruption to the Internet and related systems, which may impact our ability to provide our services and solutions remotely, and increased vulnerability to hackers or third parties seeking to disrupt operations; and
•the timing of finding effective treatments or a cure or a vaccine.

Such factors may increase the currently anticipated duration and severity of the pandemic and its effects. If the pandemic and its effects are worse or last longer, that could result in fewer or delayed engagements, less profitable engagements, reduction of existing or new work, a less profitable mix of work, or an overall reduction in operations. Any of these factors and others we have not yet identified could cause or contribute to the risks and uncertainties facing the Company and our clients and could materially adversely affect our business or portions thereof, and our financial condition, results of operations or stock price.

The COVID-19 pandemic could impact our segments and practices, the types of services they provide, and the regions in which we operate, differently.

Each of our two segments consists of two global practice areas, and each global practice area contains various service lines with varying expertise and industry and geographic focus. We expect that disruptions arising out of the COVID-19 pandemic could affect the operations of our business segments, practices and service lines or the regions in which we operate, differently.

The Company may encounter operational risks arising from changes in the way the Company conducts business during the COVID-19 pandemic.

The majority of our employees are working remotely and rely heavily on technology to perform their jobs. Risks arising from our reliance on remote communications, virtual meetings and other forms of technology could include elevated cybersecurity risks and difficulty protecting company and client confidential communications. The Company may also experience impairments or declines in the effectiveness, capabilities and capacity of certain technology we employ, including issues with virtual meetings or other remote communications systems. Certain employees or regions could experience difficulties accessing and maintaining Internet connections or issues with saving and retrieving information from cloud-based and other computing systems relied on by the Company. Furthermore, the Company’s increased reliance during the pandemic on technology may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. The Company’s investment of time and resources to assure the functionality of the Company’s systems and mitigate technological risks may be more difficult to achieve or not wholly successful. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.

The COVID-19 pandemic could adversely impact the health and welfare of our key employees of the Company, which could have a material adverse effect on our ability to secure or perform client engagements and our results of operations.

We rely heavily on our customer-facing employees to secure and perform customer engagements. If the health and welfare of customer-facing employees or employees providing critical corporate functions, including our executive officers, deteriorates, the number of employees affected becomes significant, or an employee with skills and knowledge that are difficult to replicate becomes unavailable due to the COVID-19 pandemic, our ability to win business and provide services, as well as utilization, employee morale, customer relationships, business prospects, and results of operations of one or more of our segments or practices, or the Company as a whole, could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2020:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2020	517	(2)	$12.83	—	$3,755,000
February 1 - 29, 2020	—		$—	—	$3,755,000
March 1 - 31, 2020	—		$—	—	$3,755,000

(1)We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.
(2)Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the first quarter of 2020.

Item 6. Exhibits

31.1Certification of Chief Executive Officer of the Company dated May 11, 2020 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*
31.2Certification of Executive Vice President and Chief Financial Officer of the Company dated May 11, 2020 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*
32.1Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 11, 2020 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 11, 2020	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 11, 2020	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer