Form 10-Q
period 2020-06-30
GP STRATEGIES CORP
filed 2020-08-07
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2020
or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                             to

Commission File Number 1-7234

 GP STRATEGIES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware			52-0845774
(State of Incorporation)			(I.R.S. Employer Identification No.)
70 Corporate Center
11000 Broken Land Parkway, Suite 200,	Columbia	MD	21044
(Address of principal executive offices)			(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPX	NYSE (New York Stock Exchange)

The number of shares outstanding of the registrant’s common stock as of July 21, 2020 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,068,443

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$12,097	$8,159
Accounts and other receivables, less allowance for credit losses of $1,814 in 2020 and $1,132 in 2019	99,828	131,852
Unbilled revenue	40,029	57,229
Prepaid expenses and other current assets	21,272	19,115
Total current assets	173,226	216,355
Property, plant and equipment	24,027	23,746
Accumulated depreciation	(18,634)	(17,943)
Property, plant and equipment, net	5,393	5,803
Operating lease right-of-use assets	23,591	27,251
Goodwill	165,941	171,563
Intangible assets, net	13,889	16,344
Other assets	11,670	11,586
	$393,710	$448,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$72,519	$92,332
Deferred revenue	21,529	23,234
Current portion of operating lease liabilities	6,707	7,871
Total current liabilities	100,755	123,437
Long-term debt	57,650	82,870
Long-term portion of operating lease liabilities	19,824	22,159
Other noncurrent liabilities	12,740	10,522
Total liabilities	190,969	238,988

Stockholders’ equity:
Common stock, par value $0.01 per share	172	172
Additional paid-in capital	100,023	102,319
Retained earnings	129,328	131,228
Treasury stock at cost	(1,366)	(4,070)
Accumulated other comprehensive loss	(25,416)	(19,735)
Total stockholders’ equity	202,741	209,914
	$393,710	$448,902
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$106,144	$149,413	$234,425	$288,886
Cost of revenue	90,247	126,454	200,914	244,649
Gross profit	15,897	22,959	33,511	44,237
General and administrative expenses	14,180	15,402	31,464	31,529
Sales and marketing expenses	1,857	1,906	3,696	3,895
Restructuring charges	855	182	855	1,301
Gain on change in fair value of contingent consideration, net	—	627	—	677
Gain on sale of business	—	—	1,064	—
Operating income (loss)	(995)	6,096	(1,440)	8,189
Interest expense	607	1,679	1,585	3,277
Other income (expense)	(189)	102	(689)	88
Income (loss) before income tax expense	(1,791)	4,519	(3,714)	5,000
Income tax expense (benefit)	(1,185)	1,300	(1,814)	1,447
Net income (loss)	$(606)	$3,219	$(1,900)	$3,553

Basic weighted average shares outstanding	17,144	16,747	17,113	16,710
Diluted weighted average shares outstanding	17,207	16,780	17,162	16,741

Per common share data:
Basic earnings (loss) per share	$(0.04)	$0.19	$(0.11)	$0.21
Diluted earnings (loss) per share	$(0.04)	$0.19	$(0.11)	$0.21

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(606)	$3,219	$(1,900)	$3,553
Foreign currency translation adjustments	1,474	(380)	(5,681)	1,333
Comprehensive income (loss)	$868	$2,839	$(7,581)	$4,886

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2020	172	100,650	129,934	(1,374)	(26,890)	202,492
Net loss	—	—	(606)	—	—	(606)
Foreign currency translation adjustment	—	—	—	—	1,474	1,474
Repurchases of common stock	—	—	—	(1,826)		(1,826)
Stock-based compensation expense	—	772	—	—	—	772
Issuance of stock for employer contributions to retirement plan	—	(511)	—	1,275	—	764
Net issuances of stock pursuant to stock compensation plans and other	—	(888)	—	559	—	(329)
Balance at June 30, 2020	$172	$100,023	$129,328	$(1,366)	$(25,416)	$202,741

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2019	172	104,909	116,373	(11,763)	(19,977)	189,714
Net income	—	—	3,219	—	—	3,219
Foreign currency translation adjustment	—	—	—	—	(380)	(380)
Stock-based compensation expense	—	602	—	—	—	602
Issuance of stock for employer contributions to retirement plan	—	(540)	—	1,268	—	728
Net issuances of stock pursuant to stock compensation plans and other	—	(784)	—	665	—	(119)
Balance at June 30, 2019	172	104,187	119,592	(9,830)	(20,357)	193,764

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited)
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2019	172	102,319	131,228	(4,070)	(19,735)	209,914
Net loss	—	—	(1,900)	—	—	(1,900)
Foreign currency translation adjustment	—	—	—	—	(5,681)	(5,681)
Repurchases of common stock	—	—	—	(1,826)	—	(1,826)
Stock-based compensation expense	—	1,213	—	—	—	1,213
Issuance of stock for employer contributions to retirement plan	—	(1,573)	—	3,152	—	1,579
Net issuances of stock pursuant to stock compensation plans and other	—	(1,936)	—	1,378	—	(558)
Balance at June 30, 2020	172	100,023	129,328	(1,366)	(25,416)	202,741

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2018	172	105,850	116,039	(13,802)	(21,690)	186,569
Net income	—	—	3,553	—	—	3,553
Foreign currency translation adjustment	—	—	—	—	1,333	1,333
Stock-based compensation expense	—	956	—	—	—	956
Issuance of stock for employer contributions to retirement plan	—	(961)	—	2,424	—	1,463
Net issuances of stock pursuant to stock compensation plans and other	—	(1,658)	—	1,548	—	(110)
Balance at June 30, 2019	172	104,187	119,592	(9,830)	(20,357)	193,764

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019
(Unaudited, in thousands)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,900)	$3,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	—	(677)
Gain on sale of business	(1,064)	—
Depreciation and amortization	4,254	4,657
Deferred income taxes	(200)	(556)
Non-cash compensation expense	2,792	2,419
Changes in other operating items:
Accounts and other receivables	29,264	(10,528)
Unbilled revenue	15,887	8,266
Prepaid expenses and other current assets	(4,206)	(2,449)
Accounts payable, accrued expenses and net change in operating leases	(12,105)	(11,772)
Deferred revenue	142	141
Other	(99)	643
Net cash provided by (used in) operating activities	32,765	(6,303)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,046)	(1,027)
Proceeds from sale of business	3,328	—
Capitalized software development costs and other	(45)	(227)
Net cash provided by (used in) investing activities	2,237	(1,254)

Cash flows from financing activities:
Proceeds from long-term debt	81,165	77,050
Repayment of long-term debt	(106,385)	(73,900)
Change in negative cash book balance	(2,984)	(1,584)
Repurchases of common stock in the open market	(1,826)	—
Other financing activities	(412)	(402)
Net cash provided by (used in) financing activities	(30,442)	1,164

Effect of exchange rate changes on cash and cash equivalents	(622)	(913)
Net increase (decrease) in cash	3,938	(7,306)
Cash at beginning of period	8,159	13,417
Cash at end of period	$12,097	$6,111

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,502	$3,197
Cash paid (refunded) during the period for income taxes	879	(498)
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)

(1)Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2020 interim period are not necessarily indicative of results to be expected for the entire year.

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

(2)Recent Accounting Standards

        Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We adopted the standard on January 1, 2020 and began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets, which primarily includes accounts receivable and unbilled revenue. The adoption of Topic 326 did not have a material impact on our consolidated results of operations or financial condition. During the six months ended June 30, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for credit losses measurement process including the expected adverse impact of COVID-19 on the global economy.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
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

Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general tax accounting principles and simplifying other specific tax scenarios. The new standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.
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

June 30, 2020
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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net decrease to revenue of $0.4 million and $0.2 million for the three months ended June 30, 2020 and 2019 respectively. It also resulted in a net decrease to revenue of $0.5 million and a net increase to revenue of $0.9 million for the six months ended June 30, 2020 and 2019 respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of June 30, 2020, we had $327.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue within the next twelve months.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2020 were not materially impacted by any other factors.
We recognized revenue of $3.2 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively, and $11.4 million and $15.7 million for the six months ended June 30, 2020 and 2019, respectively, that was included in the contract liability balance at the beginning of the year and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended June 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2020	2019	2020	2019	2020	2019
Revenue by type of service:
Managed learning services	$38,326	$44,789	$—	$—	$38,326	$44,789
Engineering & technical services	27,485	39,114	—	—	27,485	39,114
Sales enablement	—	—	23,368	42,113	23,368	42,113
Organizational development	—	—	16,965	23,397	16,965	23,397
	$65,811	$83,903	$40,333	$65,510	$106,144	$149,413

Revenue by geographic region:
Americas	$51,781	$64,468	$27,218	$46,305	$78,999	$110,773
Europe Middle East Africa	14,413	18,643	12,451	16,262	26,864	34,905
Asia Pacific	5,586	8,693	3,818	6,696	9,404	15,389
Eliminations	(5,969)	(7,901)	(3,154)	(3,753)	(9,123)	(11,654)
	$65,811	$83,903	$40,333	$65,510	$106,144	$149,413

Revenue by client market sector:
Automotive	$1,180	$3,668	$22,195	$42,092	$23,375	$45,760
Financial & Insurance	16,027	19,931	1,914	2,239	17,941	22,170
Manufacturing	5,858	9,610	2,247	4,580	8,105	14,190
Energy / Oil & Gas	6,078	8,850	878	1,456	6,956	10,306
U.S. Government	10,698	10,060	1,437	1,791	12,135	11,851
U.K. Government	—	—	4,182	4,369	4,182	4,369
Information & Communication	4,795	5,563	566	512	5,361	6,075
Aerospace	6,141	4,684	1,714	3,290	7,855	7,974
Electronics Semiconductor	2,084	3,994	213	439	2,297	4,433
Life Sciences	5,830	5,083	992	1,537	6,822	6,620
Other	7,120	12,460	3,995	3,205	11,115	15,665
	$65,811	$83,903	$40,333	$65,510	$106,144	$149,413

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)

	Six Months Ended June 30,
	Workforce Excellence		Business Transformation Services		Consolidated
	2020	2019	2020	2019	2020	2019
Revenue by type of service:
Managed learning services	$80,824	$89,431	$—	$—	$80,824	$89,431
Engineering & technical services	59,365	75,950	—	—	59,365	75,950
Sales enablement	—	—	55,856	77,664	55,856	77,664
Organizational development	—	—	38,380	45,841	38,380	45,841
	$140,189	$165,381	$94,236	$123,505	$234,425	$288,886

Revenue by geographic region:
Americas	$108,344	$124,132	$64,067	$86,925	$172,411	$211,057
Europe Middle East Africa	32,085	37,921	28,612	31,279	60,697	69,200
Asia Pacific	11,031	14,835	8,557	11,830	19,588	26,665
Eliminations	(11,271)	(11,507)	(7,000)	(6,529)	(18,271)	(18,036)
	$140,189	$165,381	$94,236	$123,505	$234,425	$288,886

Revenue by client market sector:
Automotive	$3,633	$7,266	$51,897	$76,268	$55,530	$83,534
Financial & Insurance	35,183	39,137	3,385	4,154	38,568	43,291
Manufacturing	15,016	18,880	5,205	9,598	20,221	28,478
Energy / Oil & Gas	12,353	20,380	2,051	2,484	14,404	22,864
U.S. Government	21,904	19,855	3,019	3,520	24,923	23,375
U.K. Government	—	—	9,449	8,412	9,449	8,412
Information & Communication	8,910	10,869	1,195	971	10,105	11,840
Aerospace	14,437	12,194	2,731	3,393	17,168	15,587
Electronics Semiconductor	4,707	8,124	430	685	5,137	8,809
Life Sciences	10,938	9,977	2,206	3,470	13,144	13,447
Other	13,108	18,699	12,668	10,550	25,776	29,249
	$140,189	$165,381	$94,236	$123,505	$234,425	$288,886

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)

(4)Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 24% and 29% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 14% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, accounts receivable from a single automotive customer totaled $15.1 million, or 15%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 16% and 15% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% and 11% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, billed and unbilled accounts receivable from a single financial services customer totaled $8.7 million, or 6%, of our consolidated accounts receivable and unbilled revenue balances.

The Company also has a concentration of revenue from the United States government. For the six months ended June 30, 2020 and 2019, respectively, sales to the United States government and its agencies represented approximately 11% and 8%, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2020 or 2019 or consolidated accounts receivable balance as of June 30, 2020.

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

The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Non-dilutive instruments	132	181	84	116

Dilutive common stock equivalents	63	33	49	31

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
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

(7)Intangible Assets

Goodwill

We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We perform the annual impairment assessment for each of our reporting units as of October 1st of each year. The recent developments related to the COVID-19 pandemic have resulted in uncertainty in the global economy, and declines in equity markets, including our share price. We considered whether such events would indicate that a triggering event have occurred and require an interim goodwill impairment testing. We considered our current projections, our share price in relation to the share price when the quantitative assessment was performed as of October 1, 2019 and the margin by which the fair values of the reporting units exceeded their carrying values. Based on this analysis, the Company concluded that the current events and circumstances related to the COVID-19 pandemic indicated that a triggering event occurred during the second quarter of 2020 in the Organizational Development reporting unit. The Company performed a quantitative goodwill impairment test as of June 30, 2020 and concluded that each of its reporting units' fair values exceeded their carrying values and that there was no indication of impairment. Each of the reporting units had a significant excess fair value over its respective carrying value, with the exception of the Organizational Development reporting unit which had a fair value that exceeded its carrying value by 10% as of the June 30, 2020 testing date. However, if our actual results are lower than projected or our share price remains depressed for a sustained period of time, we could incur material goodwill impairment charges in the future.

We determined the fair value of our reporting units using both an income approach and a market approach, and weighed both approaches to determine the fair value of each reporting unit. Under the income approach, we performed a discounted cash flow analysis which incorporated management’s cash flow projections over a five-year period and a terminal value was calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value were discounted using a weighted average cost of capital (“WACC”) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value was discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. Under the market approach, we performed a comparable public company analysis and applied revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. We evaluated the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium. In addition, we made certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and  assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. A significant assumption in our goodwill impairment test as of June 30, 2020 was an estimate of how long and the extent to which we expect COVID-19 to impact our revenues and gross margins. If the pandemic lasts longer than we assumed or has an adverse impact for a longer period than assumed in our projections, we could incur material goodwill impairment charges in the future. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2020 were as follows (in thousands):

	Workforce Excellence	Business Transformation Services	Total
Balance as of December 31, 2019	$119,311	$52,252	$171,563
Divestiture	(2,594)	—	(2,594)
Foreign currency translation	(1,951)	(1,077)	(3,028)
Balance as of June 30, 2020	$114,766	$51,175	$165,941

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2020
Customer relationships	$20,425	$(7,589)	$12,836
Intellectual property and other	3,475	(2,422)	1,053
	$23,900	$(10,011)	$13,889

December 31, 2019
Customer relationships	$22,348	$(7,473)	$14,875
Intellectual property and other	3,915	(2,446)	1,469
	$26,263	$(9,919)	$16,344

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
(8)Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restricted stock units	418	468	529	725
Board of Directors and other stock grants	354	134	684	231
Total stock-based compensation expense	$772	$602	$1,213	$956

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees, members of the Board of Directors and other individuals providing services to the Company. As of June 30, 2020, we had restricted and performance stock units outstanding under these plans.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
(ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of June 30, 2020, our leverage ratio was 2.1 to 1.0 and our interest expense coverage ratio was 6.4 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of June 30, 2020, there were $57.7 million of borrowings outstanding and $44.9 million of available borrowings under the revolving loan facility based on our leverage ratio.

For the six months ended June 30, 2020 and 2019, the weighted average interest rate on our borrowings was 3.2% and 4.7%, respectively. As of June 30, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.3 million of unamortized debt issue costs related to the Credit Agreement as of June 30, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)Income Taxes

Income tax (benefit) expense was $(1.8) million, or an effective income tax rate of 48.8%, for the six months ended June 30, 2020 compared to $1.4 million, or an effective income tax rate of 28.9%, for the six months ended June 30, 2019. The decrease in income tax expense was primarily due to changes in the jurisdictional mix of earnings and the tax effects of a decrease in pre-tax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, as well as provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limits. The CARES Act resulted in the recognition of a tax benefit of $0.2 million on our condensed consolidated financial statements for the six months ended June 30, 2020 related to carrying back losses to prior years. Tax payment deferrals provided for under the Cares Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate, totaled $12.3 million as of June 30, 2020, of which approximately $9.7 million is included in accounts payable and accrued expenses and $2.6 million is in other noncurrent liabilities. We continue to monitor any effects that may result from the CARES Act.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2020, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2016 through 2019 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)

(11)Stockholders’ Equity

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2020 we repurchased approximately 255,000 shares of our common stock in the open market for a total cost of approximately $1.8 million. During the six months ended June 30, 2019 we did not repurchase shares of our common stock in the open market. As of June 30, 2020, there was approximately $1.9 million available for future repurchases under the buyback program.

(12)Restructuring

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $0.9 million for the three months ended June 30, 2020 which is included in restructuring charges on the condensed consolidated statements of operations and which is expected to be paid by the end of 2020. The total remaining liability under these restructuring activities was $0.5 million as of June 30, 2020, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. We expect these restructuring activities to be substantially completed in the second half of 2020. In addition to these restructuring charges, we also incurred $2.4 million of severance expense during the three months ended June 30, 2020 relating to cost scaling measures due to the impact of COVID-19 which are included in cost of revenue, general & administrative expenses and sales and marketing expenses on our condensed consolidated statements of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
(13)Leases

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

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,355	$2,414	$4,684	$4,871
Short-term lease cost	102	207	460	560
Total lease costs	$2,457	$2,621	$5,144	$5,431

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$23,591	$27,251

Current portion of operating lease liabilities	$6,707	$7,871
Non-current portion of operating lease liabilities	19,824	22,159
Total operating lease liabilities	$26,531	$30,030

Cash paid for amounts included in the measurement of operating lease liabilities	$5,162	$10,137

Right-of-use assets obtained in exchange for operating lease liabilities	$2,206	$4,353

Weighted-average remaining lease term for operating leases	5.3 years	5.5 years

Weighted-average discount rate for operating leases	4.5%	4.7%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Year ended December 31,
2020 (excluding the six months ended June 30, 2020)	$3,832
2021	6,589
2022	5,352
2023	4,295
2024	3,929
Thereafter	6,305
Total future lease payments	30,302
Less: imputed interest	(3,771)
Present value of future lease payments	26,531
Less: current portion of lease liabilities	(6,707)
Long-term lease liabilities	$19,824

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
(14)Business Segments

As of June 30, 2020, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. Our operating segments are aligned by complementary service lines and supported by a business development organization aligned by industry sector. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

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

June 30, 2020
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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Workforce Excellence	$65,811	$83,903	$140,189	$165,381
Business Transformation Services	40,333	65,510	94,236	123,505
	$106,144	$149,413	$234,425	$288,886
Gross profit:
Workforce Excellence	$11,402	$13,763	$22,895	$27,218
Business Transformation Services	4,495	9,196	10,616	17,019
Total gross profit	15,897	22,959	33,511	44,237
General and administrative expenses	14,180	15,402	31,464	31,529
Sales and marketing expenses	1,857	1,906	3,696	3,895
Restructuring charges	855	182	855	1,301
Gain on change in fair value of contingent consideration, net	—	627	—	677
Gain on sale of business	—	—	1,064	—
Operating income (loss)	(995)	6,096	(1,440)	8,189
Interest expense	607	1,679	1,585	3,277
Other income (expense)	(189)	102	(689)	88
Income (loss) before income tax expense	$(1,791)	$4,519	$(3,714)	$5,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020
(Unaudited)
(15)Subsequent Event

Effective June 9, 2020, Scott N. Greenberg stepped down from his role as Chief Executive Officer (CEO) and remained as Chairman of the Board and assumed a new role as Senior Advisor to the Company. On July 21, 2020, Mr. Greenberg and the Company entered into a new transition agreement. The agreement has a term of three years and for that period Mr. Greenberg will serve as a Senior Advisor, providing advisory services to the Board and the CEO and assisting with various projects including corporate transactions and engagement in the finance function of the Company. The transition agreement provides that the Company will pay Mr. Greenberg a continued annual salary of $560,000 for three years even in the event of termination for any reason. The agreement also provides that the performance-based restricted stock units granted to Mr. Greenberg on April 20, 2018 and on May 15, 2019 pursuant to the Company’s Long Term Incentive Program (“LTIP”) were cancelled. In addition, the Company granted Mr. Greenberg a new award of restricted stock units ("RSUs") with a grant date value of $1.5 million, with one-third of the RSU's vesting after one year and two-thirds vesting based on certain stock price appreciation targets.

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

Business Update Related to COVID-19 Pandemic

In March 2020, the World Health Organization declared the Coronavirus (COVID-19) a pandemic. During the first half of 2020 and through the date of this report, the outbreak has adversely affected the economy in virtually every geography in which the Company operates, although the timing and severity of the adverse effects have varied across countries and regions. The pandemic has created uncertainty about the impact on the global economy. Governments have implemented various restrictions around the world, including closure of non-essential businesses, travel restrictions, shelter-in-place requirements and other restrictions.

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

The service lines that have been least impacted by COVID-19 are those that do not require face-to-face contact. These service lines include human capital management system implementation services, eLearning and VILT content development services, and engineering services. Overall, these service lines have seen comparatively less negative impacts from COVID-19 and have experienced positive momentum related to modality shifts for learning.

The Company estimates that the impact of COVID-19 on its revenue for the three and six months ended June 30, 2020 was approximately a $32.5 million and $44.0 million, respectively, decrease as compared to the same periods in 2019. We expect to continue to experience year over year revenue declines in the second half of 2020. However, we currently believe the quarter ended June 30, 2020 will be the most negatively impacted by COVID-19 due to the widespread global shutdowns during most of the second quarter of 2020. We currently expect our revenues in the third and fourth quarters of 2020 to improve compared to revenue for the second quarter of 2020. In addition, due to significant cost scaling and cost cutting measures enacted in mid-March 2020, we expect Adjusted EBITDA for the second half of 2020 to be greater than the first half of 2020. Refer to the definition of “Adjusted EBITDA” in the “Non-GAAP Information” section within this Item 2 for additional information. The Company’s cost cutting measures did not have a significant effect on costs for the first quarter of 2020 because the Company did not begin implementing substantial cost cutting measures until mid-March. At that time, the Company began implementing furloughs for billable employees where work had been delayed and certain layoffs of non-billable personnel. At the end of March, the Company initiated additional corporate-wide cost cutting measures effective April 1st, including permanent salary reductions for director level and above employees, temporary salary reductions for certain managers, and mandatory paid time off of one day per week by non-billable personnel and billable personnel that are not fully billable during the second quarter of 2020.

In addition, the Company has taken various actions to maintain liquidity in response to the potential impacts of COVID-19, including significant cost cutting measures and working with our bank to amend our credit agreement to provide additional borrowing availability by temporarily raising our maximum leverage ratio from 3.0 to 1.0 to 3.75 to 1.0 for the remainder of 2020. As of June 30, 2020, our borrowing availability was $44.9 million. In addition, there are various government assistance programs we have taken advantage of to partially mitigate the cash flow effects of COVID-19, such as the deferral of employer payroll taxes in the U.S. and other subsidies in different regions of the world where we operate. Tax payment deferrals provided for under the Cares Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate totaled $12.3 million as of June 30, 2020, of which we expect to pay approximately $5.9 million in the second half of 2020, $5.2 million in 2021 and $1.2 million in 2022.

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
We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We perform the annual impairment assessment for each of our reporting units as of October 1st of each year. The recent developments related to the COVID-19 pandemic have resulted in uncertainty in the global economy, and declines in equity markets, including our share price. We considered whether such events would indicate that a triggering event has occurred and require an interim goodwill impairment testing. We considered our current projections, our share price in relation to the share price when the quantitative assessment was performed as of October 1, 2019 and the margin by which the fair values of the reporting units exceeded their carrying values. Based on this analysis, the Company concluded that the current events and circumstances related to the COVID-19 pandemic indicated that a triggering event occurred during the second quarter of 2020. The Company performed a quantitative goodwill impairment test as of June 30, 2020 and concluded that there was no indication of impairment. Each of its reporting units' had a significant excess fair value over its respective carrying value, with the exception of the Organization Development reporting unit which had a fair value that exceeded its carrying value by 10%. However, if our actual results are lower than projected or our share price remains depressed for a sustained period of time, we could incur material goodwill impairment charges in the future. See Note 7 for further discussion of the methods and assumptions used in the impairment test.

The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that we are not able to predict. Factors related to COVID-19 and its effects that could adversely affect our business and results of operations are outlined in “Item 1A - Risk Factors” in the Company’s Form 10-Q.

Business Segments

As of June 30, 2020, we operated through two reportable business segments: (i) Workforce Excellence and (ii) Business Transformation Services. Our operating segments are aligned by complementary service lines and supported by a business development organization aligned by industry sector. Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We have four reporting units for purposes of goodwill impairment testing, which represent our four practices which are one level below the operating segments, as discussed below.

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

Operating Highlights

Three Months ended June 30, 2020 Compared to the Three Months ended June 30, 2019

Our revenue decreased $43.3 million or 29.0% during the second quarter of 2020 compared to the second quarter of 2019. The net decrease is due to a $18.1 million decrease in our Workforce Excellence segment and a $25.2 million decrease in our Business Transformation Services segment. We estimate that the impact of COVID-19 resulted in an approximately $32.5 million decrease in our revenue in the second quarter of 2020 compared to the second quarter of 2019 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $4.6 million during the second quarter of 2020 due to discontinued revenue streams from the sale of our alternative fuels division on January 1, 2020 and the sale of our tuition program management business on October 1, 2019. In addition, foreign currency exchange rate changes resulted in a total $1.8 million decrease in U.S. dollar reported revenue during the second quarter of 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed below, decreased $7.1 million or 116.3% to an operating loss of $1.0 million for the second quarter of 2020 compared to operating income of $6.1 million for the second quarter of 2019. The net decrease is primarily due to a $7.1 million decrease in gross profit, a $0.7 million increase in restructuring charges, and a $0.6 million gain on the change in fair value of contingent consideration in 2019 that did not recur in 2020, partially offset by a $1.2 million decrease in general and administrative expenses.

For the three months ended June 30, 2020, we had a loss before income tax expense of $1.8 million compared to income before income tax expense of $4.5 million for the three months ended June 30, 2019. Net loss was $0.6 million, or $(0.04) per diluted share, for the three months ended June 30, 2020, compared to net income of $3.2 million, or $0.19 per diluted share, for the three months ended June 30, 2019. Diluted weighted average shares outstanding were 17.2 million for the second quarter of 2020 compared to 16.8 million for the second quarter of 2019.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2020	2019
Workforce Excellence	$65,811	$83,903
Business Transformation Services	40,333	65,510
	$106,144	$149,413

Workforce Excellence revenue decreased $18.1 million or 21.6% during the second quarter of 2020 compared to the second quarter of 2019. The revenue decrease is due to the following:
•a $13.2 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $4.6 million net decrease in revenue due to discontinued revenue streams from the divestiture of our alternative fuels division on January 1, 2020 and tuition program management business on October 1, 2019;
•$0.7 million net decrease in our Engineering & Technical Services practices primarily due to project completions for government clients; and
•a $1.3 million net decrease in revenue due to changes in foreign currency exchange rates.
These decreases were offset by a $1.7 million net increase in revenue in our Managed Learning Services practice primarily due to a $0.2 million net increase due to increased demand for eLearning and virtual instructor-led training (VILT) content development services, and a $1.5 million increase in managed learning services primarily due to new outsourcing contracts awarded in 2019 that are now fully ramped up.
Business Transformation Services revenue decreased $25.2 million or 38.4% during the second quarter of 2020 compared to the second quarter of 2019. The revenue decrease is due to the following:

•a $19.3 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;

•a $4.9 million net decrease in our Sales Enablement practice primarily due to a decline in automotive sales training due to project completions;
•a $0.5 million net decrease in our Organization Development practice primarily due to a decline in leadership development and strategic consulting services; and
•a $0.5 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2020		2019
		% Revenue		% Revenue
Workforce Excellence	$11,402	17.3%	$13,763	16.4%
Business Transformation Services	4,495	11.1%	9,196	14.0%
	$15,897	15.0%	$22,959	15.4%

Workforce Excellence gross profit of $11.4 million or 17.3% of revenue for the second quarter of 2020 decreased by $2.4 million or 17.2% compared to gross profit of $13.8 million or 16.4% of revenue for the second quarter of 2019 primarily due to the COVID-19 related revenue decreases noted above. Gross margin increased during the second quarter of 2020 due to cost cutting initiatives. In addition, we incurred severance expense of $1.0 million in this segment which is included in cost of revenue during the second quarter of 2020.

Business Transformation Services gross profit of $4.5 million or 11.1% of revenue for the second quarter of 2020 decreased by $4.7 million or 51.1% compared to gross profit of $9.2 million or 14.0% of revenue for the second quarter 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $1.0 million in this segment which is included in cost of revenue during the second quarter of 2020.

General and Administrative Expenses

General and administrative expenses decreased $1.2 million or 7.9% from $15.4 million in the second quarter of 2019 to $14.2 million in the second quarter of 2020. The decrease in general and administrative expenses is primarily due to a decrease in labor and benefits expense and lower overall spending due to the COVID-19 related shutdowns.

Sales and Marketing Expenses

Sales and marketing expenses were consistent at $1.9 million for both the second quarters of 2020 and 2019.

Restructuring Charges

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $0.9 million for the three months ended June 30, 2020 which is included in restructuring charges on the condensed consolidated statements of operations and which is expected to be paid by the end of 2020. During the second quarter of 2019, we incurred $0.2 million of restructuring charges in connection with the TTi Global acquisition.

Change in Fair Value of Contingent Consideration

During the second quarter of 2019, the net gain on the change in fair value of contingent consideration related to acquisitions was $0.6 million. For the three months ended June 30, 2020, we didn't have any outstanding contingent consideration liabilities related to prior acquisitions.

Interest Expense

Interest expense was $0.6 million for the second quarter of 2020 compared to $1.7 million for the second quarter of 2019. The decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the second quarter of 2019.

Other Income (Expense)

Other expense was $0.2 million for the second quarter of 2020 compared to other income of $0.1 million for the second quarter of 2019. The increase in other expense is primarily due to a $0.2 million increase in foreign currency losses in the second quarter of 2020. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.
Income Tax Expense (Benefit)

We had an income tax benefit of $1.2 million for the second quarter of 2020 compared to income tax expense of $1.3 million for the second quarter of 2019. The effective income tax rate was 66.2% and 28.8% for the three months ended June 30, 2020 and 2019, respectively. The change in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of a decrease in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2020 Compared to the Six Months ended June 30, 2019

Our revenue decreased $54.5 million or 18.9% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The net decrease in revenue is due to a $25.2 million decrease in our Workforce Excellence segment and a $29.3 million decrease in our Business Transformation Services segment. We estimate that the impact of COVID-19 resulted in an approximately $44.0 million decrease in our revenue in the six months ended June 30, 2020 compared to the same period of 2019 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $8.6 million during the six months ended June 30, 2020 due to discontinued revenue streams from the sale of our alternative fuels division on January 1, 2020 and the sale of our tuition program management business on October 1, 2019. Foreign currency exchange rate changes resulted in a total $2.4 million decrease in U.S. dollar reported revenue during the six months ended June 30, 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed in detail below, decreased $9.6 million or 117.6% to an operating loss of $1.4 million for the six months ended June 30, 2020 compared to operating income of $8.2 million for the same period in 2019. The net decrease in operating income is primarily due to a $10.7 million net decrease in gross profit and a $0.7 million gain on change in fair value of contingent consideration in 2019 that did not recur in 2020, partially offset by a $1.1 million gain on the sale of the alternative fuels business in the first quarter of 2020, a $0.1 million decrease in general and administrative expenses, a $0.2 million decrease in sales and marketing expenses and a $0.4 million decrease in restructuring costs.

For the six months ended June 30, 2020, we had a loss before income taxes of $3.7 million compared to income before income taxes of $5.0 million for the six months ended June 30, 2019. Net loss was $1.9 million, or $(0.11) per diluted share, for the six months ended June 30, 2020, compared to net income of $3.6 million, or $0.21 per diluted share, for the six months ended June 30, 2019. Diluted weighted average shares outstanding were 17.2 million and 16.7 million for the six months ended June 30, 2020 and 2019, respectively.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2020	2019
Workforce Excellence	$140,189	$165,381
Business Transformation Services	94,236	123,505
	$234,425	$288,886

Workforce Excellence revenue decreased $25.2 million or 15.2% during the six months ended June 30, 2020 compared to the same period in 2019. The revenue increase is due to the following:
•a $21.1 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;

•a $8.5 million net decrease in revenue due to discontinued revenue streams from the divestiture of our alternative fuels division on January 1, 2020 and tuition program management business on October 1, 2019;
•$0.7 million net decrease in our Engineering & Technical Services practices primarily due to project completions for government clients; and
•a $1.7 million net decrease in revenue due to changes in foreign currency exchange rates.
These decreases were offset by a $6.8 million net increase in revenue in our Managed Learning Services practice primarily due to a $2.4 million net increase due to increased demand for eLearning and virtual instructor-led training (VILT) content development services, and a $4.4 million increase in managed learning services primarily due to new outsourcing contracts awarded in 2019 that are now fully ramped up.

Business Transformation Services revenue decreased $29.3 million or 23.7% during the six months ended June 30, 2020 compared to the same period in 2019. The revenue increase is due to the following:

•a $22.9 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $5.2 million net decrease in our Sales Enablement practice primarily due to a decline in automotive sales training primarily due to project completions;
•a $0.5 million net decrease in our Organization Development practice primarily due to a decline in leadership development and strategic consulting services; and
•a $0.7 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2020		2019
		% Revenue		% Revenue
Workforce Excellence	$22,895	16.3%	$27,218	16.5%
Business Transformation Services	10,616	11.3%	17,019	13.8%
	$33,511	14.3%	$44,237	15.3%

Workforce Excellence gross profit of $22.9 million or 16.3% of revenue for the six months ended June 30, 2020 decreased by $4.3 million or 15.9% when compared to gross profit of $27.2 million or 16.5% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $1.2 million in this segment which is included in cost of revenue during the six months ended June 30, 2020.

Business Transformation Services gross profit of $10.6 million or 11.3% of revenue for the six months ended June 30, 2020 decreased by $6.4 million or 37.6% when compared to gross profit of $17.0 million or 13.8% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $1.0 million in this segment which is included in cost of revenue during the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $31.5 million for both the six months ended June 30, 2020 and 2019. We had a decrease in labor and benefits expense and lower overall spending due to the COVID-19 related shutdowns partially offset by a $1.0 million increase in legal and other transaction fees incurred in the first quarter of 2020 related to a potential transaction that was aborted in March 2020.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million or 5.1% from $3.9 million for the six months ended June 30, 2019 to $3.7 million for the same period in 2020 primarily due to lower labor and benefits expense.

Restructuring charges

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $0.9 million for the six months ended June 30, 2020 which is included in restructuring charges on the condensed consolidated statements of operations and which is expected to be paid by the end of 2020. During the same period in 2019, we incurred $1.3 million of restructuring charges in connection with the TTi Global acquisition.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, we didn't have any outstanding contingent consideration liabilities related to prior acquisitions.

Gain on Sale of Business

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. See Note 6 to the condensed consolidated financial statements for further details.

Interest Expense

Interest expense decreased $1.7 million from $3.3 million for the six months ended June 30, 2019 to $1.6 million for the same period in 2020. The net decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the same period in 2019.

Other Income (Expense)

Other expense was $0.7 million for the six months ended June 30, 2020 compared to other income of $0.1 million for the same period in 2019. The increase in other expense is partially due to a $0.3 million impairment loss on an operating lease right-of-use asset related to the consolidation of our TTi Global headquarters with our Troy, Michigan office in the first quarter of 2020, and a $0.3 million increase in foreign currency losses during the six months ended June 30, 2020 compared to the corresponding period in 2019. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.

Income Tax Expense (Benefit)

Income tax benefit was $(1.8) million for the six months ended June 30, 2020 compared to income tax expense of $1.4 million for the same period in 2019. The effective income tax rate was 48.8% and 28.9% for the six months ended June 30, 2020 and 2019, respectively. The change in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of a decrease in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $72.5 million at June 30, 2020 compared to $92.9 million at December 31, 2019. As of June 30, 2020 we had $57.7 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($44.9 million of available borrowings as of June 30, 2020 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months. This belief does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or unanticipated uses of cash. The anticipated cash needs of our business could change significantly if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future results of operations;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

As of June 30, 2020, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $11.1 million. The 2017 Tax Cuts and Jobs Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2020 we repurchased approximately 255,000 shares of our common stock in the open market for a total cost of approximately $1.8 million. During the six months ended June 30, 2019 we did not repurchase shares of our common stock in the open market. As of June 30, 2020, there was approximately $1.9 million available for future repurchases under the buyback program.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 24% and 29% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 14% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, accounts receivable from a single automotive customer totaled $15.1 million, or 15%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 16% and 15% of our consolidated revenue for the six months ended June 30, 2020 and 2019. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% and 11% of our consolidated revenue for the six-months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, billed and unbilled accounts receivable from a single financial services customer totaled $8.7 million, or 6%, of our consolidated accounts receivable and unbilled revenue balances.

The Company also has a concentration of revenue from the United States government. For the six months ended June 30, 2020 and 2019, respectively, sales to the United States government and its agencies represented approximately 11% and 8%, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2020 or 2019 or consolidated accounts receivable balance as of June 30, 2020.

Cash Flows

Six Months ended June 30, 2020 Compared to the Six Months ended June 30, 2019

Our cash and cash equivalents balance increased $3.9 million from $8.2 million as of December 31, 2019 to $12.1 million as of June 30, 2020. The increase in cash and cash equivalents during the six months ended June 30, 2020 resulted from cash provided by operating activities of $32.8 million, cash provided by investing activities of $2.2 million, cash used in financing activities of $30.4 million and a negative effect of exchange rate changes on cash of $0.6 million.

Cash provided by operating activities was $32.8 million for the six months ended June 30, 2020 compared to $6.3 million cash used in operating activities for the same period in 2019. The increase in cash from operations is primarily due to an improvement in cash collections of accounts receivable during the six months ended June 30, 2020 compared to the same period in 2019.

Cash provided by investing activities was $2.2 million for the six months ended June 30, 2020 compared to cash used in investing activities of $1.3 million for the same period in 2019. The increase in cash from investing activities is primarily due to a $3.3 million of cash proceeds from the sale of our alternative fuels division on January 1, 2020.

Cash used in financing activities was $30.4 million for the six months ended June 30, 2020 compared to cash provided of $1.2 million for the same period in 2019. The increase in cash used in financing activities is primarily due to a $28.4 million increase in net repayments of borrowings under our credit agreement, a $1.4 million decrease in negative cash book balances during the first half of 2020 compared to the same period in 2019 and $1.8 million used for share repurchases in the first half of 2020.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On May 7, 2020 we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of June 30, 2020, our leverage ratio was 2.1 to 1.0 and our interest expense ratio was 6.4 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of June 30, 2020, there were $57.7 million of borrowings outstanding and $44.9 million of available borrowings under the revolving loan facility based on our Leverage Ratio. For the six months ended June 30, 2020 and 2019, the weighted average interest rate on our borrowings was 3.2% and 4.7%, respectively. As of June 30, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.3 million of unamortized debt issue costs related to the Credit Agreement as of June 30, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of June 30, 2020, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Non-GAAP Information
This Form 10-Q references Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization), a widely used non-GAAP financial measure of operating performance. It is presented as supplemental information that the Company believes is useful to investors to evaluate its results because it excludes certain items that are not directly related to the Company’s core operating performance. In particular, with regard to our comparison of our first half of 2020 Adjusted EBITDA to our currently anticipated second half of 2020 Adjusted EBITDA, we believe that certain gains and charges in the first half and certain anticipated gains and charges in the second half, such as the gain on sale of business, legal acquisition and transaction costs, restructuring charges and severance expense, while difficult to predict in the current environment, will vary significantly and make a quarter to quarter comparison of net income less useful to investors than a comparison of Adjusted EBITDA in understanding the impact of COVID-19 and related effects on our results of operations. The Company is unable without unreasonable efforts to estimate specific line items in Adjusted EBITDA which are necessary to a quantitative reconciliation for the forward-looking information above, due to factors including the COVID-19 pandemic and its rapidly-changing effects. Without the availability of this significant information, the Company is unable to provide such a reconciliation.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Non-GAAP Reconciliation – Adjusted EBITDA
(In thousands)
(Unaudited)

	Quarters ended		Years ended
	June 30,		June 30,

	2020	2019	2020	2019
Net income (loss)	$(606)	$3,219	$(1,900)	$3,553
Interest expense	607	1,679	1,585	3,277
Income tax expense (benefit)	(1,185)	1,300	(1,814)	1,447
Depreciation and amortization	2,077	2,316	4,254	4,657
EBITDA	893	8,514	2,125	12,934
Adjustments:
Non-cash stock compensation expense	1,536	1,330	2,792	2,419
Restructuring charges	855	182	855	1,301
Severance expense	2,354	—	2,565	1,011
Gain on change in fair value of contingent consideration, net	—	(627)	—	(677)
ERP implementation costs	—	464	—	1,148
Foreign currency transaction losses	346	207	842	552
Legal acquisition and transaction costs	—	365	1,038	518
Impairment of operating lease right-of-use asset	—	—	255	—
Gain on sale of business	—	—	(1,064)	—
Adjusted EBITDA	$5,984	$10,435	$9,408	$19,206

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the anticipated effects of the COVID-19 pandemic and related events on our business and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, impact of the COVID-19 pandemic and related events that are beyond our control and difficult to predict, and the other factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (including but not limited to Risks Related to "COVID-19") and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $140.0 million. As of June 30, 2020, we had $57.7 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (“LIBOR rate”). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of June 30, 2020 we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

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

Changes in Internal Controls

As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020 and continues to do so as of the date of this filing. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the six months ended June 30, 2020. Other than as disclosed above under “Material Weaknesses and Status of Remediation”, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Coronavirus Disease 2019 ("COVID-19")

The COVID-19 pandemic adversely affected our results of operations in the first half of 2020 and could potentially have a material adverse impact on our business, financial condition and results of operations for at least the remainder of 2020, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for GP Strategies, our customers and vendors, and the markets in which we do business. The scope and impact of the COVID-19 pandemic changed quickly during the first half of 2020, as travel restrictions, stay at home orders and other limitations on conducting business came into effect in different forms at different times in the different places where we conduct business. We estimate that the effects of COVID-19 resulted in an approximately $11.5 million decrease in our revenue in the first quarter of 2020 and $32.6 million decrease in our revenue in the second quarter of 2020 compared to the same periods of 2019, primarily due to the postponement of certain training events and other delays in client projects. During the first half of 2020 and through the date of this report, health and economic conditions in the United States and around the world have been adversely affected, and government and customer actions and related events have adversely impacted, and we expect will continue to adversely impact, how we do business and the services that we provide for a sustained period.

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

The COVID-19 pandemic and its economic effects could increase the likelihood that we could incur material asset impairment charges in future periods.

In the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020 we stated that a substantial portion of our assets consists of goodwill and intangible assets, which are subject to impairment and that we could incur material asset impairment charges in future periods. The COVID-19 pandemic has caused and could continue to cause a decrease in expected cash flows, adverse changes in market conditions, and a material decline in our stock price, all of which could increase the likelihood that we could incur material goodwill and other intangible asset impairment charges in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2020:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2020	8,743	(2)	$6.61	—	$3,755,000
May 1 - 31, 2020	128,274	(2)	$6.31	120,742	$2,988,000
June 1 - 30, 2020	133,819		$7.87	133,819	$1,929,000

(1)We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.
(2)Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the second quarter of 2020.

Item 6. Exhibits

10.1
Fourth Amendment to Credit Agreement, dated May 7, 2020, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018.*

31.1
Certification of Chief Executive Officer of the Company dated August 7, 2020 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated August 7, 2020 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 7, 2020 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 7, 2020	/s/ Adam H. Stedham
Adam H. Stedham
Chief Executive Officer and President

August 7, 2020	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer