Form 10-Q
period 2020-09-30
GP STRATEGIES CORP
filed 2020-11-06
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2020
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPX	NYSE (New York Stock Exchange)

The number of shares outstanding of the registrant’s common stock as of October 27, 2020 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,161,874

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$13,206	$8,159
Accounts and other receivables, less allowance for credit losses of $2,319 in 2020 and $1,132 in 2019	91,169	131,852
Unbilled revenue	39,256	57,229
Prepaid expenses and other current assets	21,690	19,115
Assets held for sale	25,128	—
Total current assets	190,449	216,355
Property, plant and equipment	23,579	23,746
Accumulated depreciation	(18,646)	(17,943)
Property, plant and equipment, net	4,933	5,803
Operating lease right-of-use assets	22,637	27,251
Goodwill	154,118	171,563
Intangible assets, net	6,125	16,344
Other assets	11,023	11,586
	$389,285	$448,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$73,227	$92,332
Deferred revenue	21,669	23,234
Current portion of operating lease liabilities	6,073	7,871
Liabilities held for sale	2,898	—
Total current liabilities	103,867	123,437
Long-term debt	43,750	82,870
Long-term portion of operating lease liabilities	19,325	22,159
Other noncurrent liabilities	13,353	10,522
Total liabilities	180,295	238,988

Stockholders’ equity:
Common stock, par value $0.01 per share	173	172
Additional paid-in capital	102,339	102,319
Retained earnings	129,849	131,228
Treasury stock at cost	(778)	(4,070)
Accumulated other comprehensive loss	(22,593)	(19,735)
Total stockholders’ equity	208,990	209,914
	$389,285	$448,902
 See accompanying notes to condensed consolidated financial statements.

[GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$115,594	$139,005	$350,019	$427,891
Cost of revenue	94,929	117,338	295,843	361,987
Gross profit	20,665	21,667	54,176	65,904
General and administrative expenses	17,642	15,240	49,106	46,769
Sales and marketing expenses	1,685	1,830	5,381	5,725
Restructuring charges	—	104	855	1,405
Gain on change in fair value of contingent consideration, net	—	—	—	677
Gain on sale of business	—	—	1,064	—
Operating income (loss)	1,338	4,493	(102)	12,682
Interest expense	440	1,575	2,025	4,852
Other income (expense)	196	184	(493)	272
Income (loss) before income tax expense (benefit)	1,094	3,102	(2,620)	8,102
Income tax expense (benefit)	573	961	(1,241)	2,408
Net income (loss)	$521	$2,141	$(1,379)	$5,694

Basic weighted average shares outstanding	17,094	16,901	17,082	16,773
Diluted weighted average shares outstanding	17,507	16,939	17,252	16,807

Per common share data:
Basic earnings (loss) per share	$0.03	$0.13	$(0.08)	$0.34
Diluted earnings (loss) per share	$0.03	$0.13	$(0.08)	$0.34

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$521	$2,141	$(1,379)	$5,694
Foreign currency translation adjustments	2,823	(3,451)	(2,858)	(2,118)
Comprehensive income (loss)	$3,344	$(1,310)	$(4,237)	$3,576

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2020 and 2019
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2020	172	100,023	129,328	(1,366)	(25,416)	202,741
Net income	—	—	521	—	—	521
Foreign currency translation adjustment	—	—	—	—	2,823	2,823
Repurchases of common stock	—	—	—	(7)		(7)
Stock-based compensation expense	—	2,592	—	—	—	2,592
Issuance of stock for employer contributions to retirement plan	1	264	—	482	—	747
Net issuances of stock pursuant to stock compensation plans and other	—	(540)	—	113	—	(427)
Balance at September 30, 2020	$173	$102,339	$129,849	$(778)	$(22,593)	$208,990

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at June 30, 2019	172	104,187	119,592	(9,830)	(20,357)	193,764
Net income	—	—	2,141	—	—	2,141
Foreign currency translation adjustment	—	—	—	—	(3,451)	(3,451)
Stock-based compensation expense	—	783	—	—	—	783
Issuance of stock for employer contributions to retirement plan	—	(585)	—	1,322	—	737
Net issuances of stock pursuant to stock compensation plans and other	—	(1,394)	—	2,463	—	1,069
Balance at September 30, 2019	172	102,991	121,733	(6,045)	(23,808)	195,043

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2020 and 2019
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2019	172	102,319	131,228	(4,070)	(19,735)	209,914
Net loss	—	—	(1,379)	—	—	(1,379)
Foreign currency translation adjustment	—	—	—	—	(2,858)	(2,858)
Repurchases of common stock	—	—	—	(1,833)	—	(1,833)
Stock-based compensation expense	—	3,805	—	—	—	3,805
Issuance of stock for employer contributions to retirement plan	1	(1,309)	—	3,634	—	2,326
Net issuances of stock pursuant to stock compensation plans and other	—	(2,476)	—	1,491	—	(985)
Balance at September 30, 2020	173	102,339	129,849	(778)	(22,593)	208,990

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2018	172	105,850	116,039	(13,802)	(21,690)	186,569
Net income	—	—	5,694	—	—	5,694
Foreign currency translation adjustment	—	—	—	—	(2,118)	(2,118)
Stock-based compensation expense	—	1,739	—	—	—	1,739
Issuance of stock for employer contributions to retirement plan	—	(1,546)	—	3,746	—	2,200
Net issuances of stock pursuant to stock compensation plans and other	—	(3,052)	—	4,011	—	959
Balance at September 30, 2019	172	102,991	121,733	(6,045)	(23,808)	195,043

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019
(Unaudited, in thousands)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,379)	$5,694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	—	(677)
Gain on sale of business	(1,064)	—
Depreciation and amortization	6,204	6,992
Deferred income taxes	(1,639)	(258)
Non-cash compensation expense	6,131	3,939
Changes in other operating items:
Accounts and other receivables	36,092	(10,997)
Unbilled revenue	18,050	19,296
Prepaid expenses and other current assets	(5,591)	(6,628)
Accounts payable, accrued expenses and net change in operating leases	(8,897)	(12,188)
Deferred revenue	(180)	(1,840)
Other	(2,358)	1,218
Net cash provided by operating activities	45,369	4,551

Cash flows from investing activities:
Additions to property, plant and equipment	(1,284)	(1,905)
Acquisitions, net of cash acquired	—	850
Proceeds from sale of business	3,328	—
Capitalized software development costs and other	(45)	(2,261)
Net cash provided by (used in) investing activities	1,999	(3,316)

Cash flows from financing activities:
Proceeds from long-term debt	109,165	120,350
Repayment of long-term debt	(148,285)	(123,700)
Change in negative cash book balance	(3,213)	(1,329)
Repurchases of common stock in the open market	(1,833)	—
Other financing activities	(364)	(421)
Net cash used in financing activities	(44,530)	(5,100)

Effect of exchange rate changes on cash and cash equivalents	2,209	(1,813)
Net increase (decrease) in cash	5,047	(5,678)
Cash at beginning of period	8,159	13,417
Cash at end of period	$13,206	$7,739

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,902	$4,681
Cash paid during the period for income taxes	4,490	2,148
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

(1)Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, digital learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2020 interim period are not necessarily indicative of results to be expected for the entire year.

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, Europe Middle East Africa ("EMEA") and Emerging Markets (Latin America and Asia Pacific countries). These became our reportable segments in the third quarter of 2020. Prior to this change, our reportable segments consisted of two global practices, Workforce Excellence and Business Transformation Services, which focused on providing similar and/or complementary products and services across our diverse customer base within target markets.

Effective July 1, 2020, all U.S. employees in salaried benefited position changed from a paid time off policy ("PTO") to a flexible time off policy. Under the new policy, U.S. exempt employees no longer accrue PTO but instead are given the opportunity to take as much time off as each individual deems consistent with his or her duties, their manager's and the Company's obligations to its customers. As a result, all paid time off earned but not used as of July 1, 2020 was reversed.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires us to employ estimates and make     assumptions that affect the reported amounts of certain assets and liabilities, the revenues and expenses reported for the periods covered by the accompanying consolidated financial statements, and certain amounts disclosed in these Notes to the condensed consolidated financial statements. Although such estimates and assumptions are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available and past experience including considerations for potential impacts of the coronavirus ("COVID-19") pandemic, actual results could differ significantly from those estimates and assumptions. Our estimates, judgments, and assumptions are evaluated periodically and adjusted accordingly.

Please refer to Note 1- Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our 2019 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
(2)Recent Accounting Standards

    Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We adopted the standard on January 1, 2020 and began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets, which primarily includes accounts receivable and unbilled revenue. The adoption of Topic 326 did not have a material impact on our consolidated results of operations or financial condition. During the nine months ended September 30, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for credit losses measurement process including the expected adverse impact of COVID-19 on the global economy.
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
Nature of goods and services
Over 90% of our revenue is derived from services provided to our customers for training, consulting, technical, engineering and other services. Less than 10% of our revenue is derived from various other offerings including custom magazine

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
publications and assembly of glovebox portfolios for automotive manufacturers, licenses of software and other intellectual property, and software as a service arrangements.
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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Adjustments to our fixed price contracts in the aggregate resulted in a net decrease to revenue of $0.4 million for the three months ended September 30, 2020 and a net increase to revenue of $0.4 million for the three months ended September 30, 2019. It also resulted in a net decrease to revenue of $0.9 million and a net increase to revenue of $1.3 million for the nine months ended September 30, 2020 and 2019 respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
standalone selling price of each distinct good or service in the contract. As of September 30, 2020, we had $286.4 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue within the next twelve months.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2020 were not materially impacted by any other factors.
We recognized revenue of $1.9 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $13.3 million and $17.2 million for the nine months ended September 30, 2020 and 2019, respectively, that was included in the contract liability balance at the beginning of the year and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.
Disaggregation of Revenue
See Note 14 (Business Segments) to these Condensed Consolidated Financial Statements for our disaggregated revenues.

(4)Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 24% and 28% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, accounts receivable from a single automotive customer totaled $12.0 million, or 13%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 16% and 17% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% and 11% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, billed and unbilled accounts receivable from a single financial services customer totaled $8.1 million, or 6%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2020 or 2019 or consolidated accounts receivable balance as of September 30, 2020.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)

(5)Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Non-dilutive instruments	33	30	67	87

Dilutive common stock equivalents	413	38	170	34

(6)Divestiture

Sale of IC Axon Division

Effective October 1, 2020, we sold our IC Axon Division pursuant to a Stock Purchase Agreement with CM Canada Acquisitions, Inc., a wholly-owned subsidiary of ClinicalMind, LLC. The upfront cash purchase price was $28.0 million, of which $1.5 million was placed in escrow for 12 months, subject to an adjustment based on the working capital of the IC Axon Division as of October 1, 2020. In addition, up to $2.0 million may be paid to us if IC Axon achieves certain revenue objectives for the year ending December 31, 2020. As of September 30, 2020, the IC Axon Division's assets and liabilities were classified as held for sale. The assets held for sale were primarily $14.2 million of goodwill, $7.0 million of intangibles, and $2.8 million of account receivables. The liabilities held for sale were primarily $1.9 million of deferred taxes. The IC Axon Division was part of the North America segment.

Sale of Alternative Fuels Division

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The upfront cash purchase price was $4.8 million, which consisted of an advance payment of $1.5 million received on December 31, 2019 and $3.5 million received on January 2, 2020, offset by a $0.2 million cash payment to the buyer in March 2020 in settlement of the final net working capital as defined in the asset purchase agreement. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. The gain represents the difference between the purchase price and the carrying value of the business, which primarily included net working capital of $0.1 million and goodwill of $2.6 million. The Alternative Fuels Division was part of the North America segment.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)

(7)Intangible Assets

Goodwill

We are required to assess goodwill for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. We perform the annual impairment assessment for each of our reporting units as of October 1st of each year. The Company concluded that the recent segment reorganization indicated that a triggering event occurred during the third quarter of 2020. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. As a result of our reorganization, we have six reporting units for purposes of goodwill impairment testing. Our North America operating segment is comprised of three reporting units based on our primary solution sets. The remaining three reporting units are our EMEA, Latin America and Asia Pacific operating segments. We considered our current projections, our share price in relation to the share price when the quantitative assessment was performed as of September 30, 2020 and the margin by which the fair values of the reporting units exceeded their carrying values. We concluded that each of our reporting units had excess fair values greater than their respective carrying values and that there was no indication of impairment. The Technical Performance Solutions and Latin America reporting units had fair values that exceeded their carrying value by less than 5% and 15%, respectively, as of the September 30, 2020 testing date. If the Technical Performance Solutions or Latin America reporting units fail to meet their financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and     assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. A significant assumption in our goodwill impairment test as of September 30, 2020 was an estimate of how long and the extent to which we expect COVID-19 to impact our revenues and gross margins. If the pandemic last longer than we assumed or has an adverse impact for a longer period than assumed in our projections, we could incur material goodwill impairment charges in the future. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
an ongoing assessment of events and circumstances that would indicate a possible impairment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2020 were as follows (in thousands):

	North America	EMEA	Emerging Markets	Total
Balance as of December 31, 2019	$131,047	$29,853	$10,663	$171,563
Assets held for sale	(9,249)	(3,333)	(1,648)	(14,230)
Divestiture	(2,594)	—	—	(2,594)
Foreign currency translation	(361)	(152)	(108)	(621)
Balance as of September 30, 2020	$118,843	$26,368	$8,907	$154,118

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2020
Customer relationships	$19,272	$(7,011)	$12,261
Customer relationships - Assets held for sale	(10,198)	3,197	(7,001)
Intellectual property and other	3,334	(2,469)	865
	$12,408	$(6,283)	$6,125

December 31, 2019
Customer relationships	$22,348	$(7,473)	$14,875
Intellectual property and other	3,915	(2,446)	1,469
	$26,263	$(9,919)	$16,344

(8) Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted stock units	2,059	243	2,588	968
Board of Directors and other stock grants	533	540	1,217	771
Total stock-based compensation expense	$2,592	$783	$3,805	$1,739

Pursuant to our 2011 Stock Incentive Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
common stock to officers, employees, members of the Board of Directors and other individuals providing services to the Company. During the three months ended September 30, 2020, the total stock-based compensation expense included $1.7 million as a result of a new transition agreement with the Company's former Chief Executive Officer and the termination of several key executives. As of September 30, 2020, we had restricted and performance stock units outstanding under these plans.

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

Borrowings under the Credit Agreement may be in the form of Base Rate loans or Euro-Rate loans, at the option of the borrowers, and bear interest at the Base Rate plus 0.25% to 1.25% or the Daily Adjusted London Inter-bank Offered Rate ("LIBOR") plus 1.25% to 2.25% respectively. Base Rate loans will bear interest at a fluctuating per annum Base Rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily Adjusted LIBOR, plus 100 basis points (1.0%); plus an Applicable Margin. Determination of the Applicable Margin is based on a pricing grid that is generally dependent upon the Company's Leverage Ratio (as defined) as of the end of the fiscal quarter for which consolidated financial statements have been most recently delivered. We may prepay the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of September 30, 2020, our leverage ratio was 1.7 to 1.0 and our interest expense coverage ratio was 7.9 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of September 30, 2020, there were $43.8 million of borrowings outstanding and $51.2 million of available borrowings under the revolving loan facility based on our leverage ratio.

For the nine months ended September 30, 2020 and 2019, the weighted average interest rate on our borrowings was 2.9% and 4.7%, respectively. As of September 30, 2020, the fair value of our borrowings under the Credit Agreement

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
approximated its carrying value as it bears interest at variable rates. There were $1.2 million of unamortized debt issue costs related to the Credit Agreement as of September 30, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)Income Taxes

Income tax (benefit) expense was $(1.2) million, or an effective income tax rate of 47.4%, for the nine months ended September 30, 2020 compared to $2.4 million, or an effective income tax rate of 29.7%, for the nine months ended September 30, 2019. The change in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of a decrease in pre-tax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, as well as provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limits. Tax payment deferrals provided for under the Cares Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate, totaled $10.0 million as of September 30, 2020, of which approximately $4.4 million is included in accounts payable and accrued expenses and $5.6 million is in other noncurrent liabilities. We continue to monitor any effects that may result from the CARES Act.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2020, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2016 through 2019 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

(11)Stockholders’ Equity

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2020 we repurchased approximately 255,000 shares of our common stock in the open market for a total cost of approximately $1.8 million. During the nine months ended September 30, 2019 we did not repurchase shares of our common stock in the open market. As of September 30, 2020, there was approximately $1.9 million available for future repurchases under the buyback program.

(12)Restructuring

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. Restructuring charges were not recorded for the three months ended September 30, 2020. We recorded severance expense of $0.9 million for the nine months ended September 30, 2020 which is included in restructuring charges on the condensed consolidated statements of operations and which is expected to be paid by the end of 2020. The total remaining liability under these restructuring activities was $0.1 million as of September 30, 2020, which is included in accounts payable and accrued expenses on the condensed

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
consolidated balance sheet. We expect these restructuring activities to be completed by December 31, 2020. In addition to these restructuring charges, we also incurred $6.7 million and $9.2 million of severance expense during the three months and nine months ended September 30, 2020 respectively, relating to cost scaling measures due to the impact of COVID-19 which are included in cost of revenue, general & administrative expenses and sales and marketing expenses on our condensed consolidated statements of operations. The severance expense for the three and nine months ending September 30, 2020 includes $1.7 million stock compensation expense related to severance.

(13)Leases

We determine at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future payments.
Some of our leases include future rent escalations that are based on the Consumer Price Index or other similar indices. These future rent escalations are not included in the calculation of the ROU asset and lease liability because they cannot be forecasted at the lease inception date. These are considered variable lease payments and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
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

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,737	$1,948	$6,421	$6,819
Short-term lease cost	477	580	937	1,140
Total lease costs	$2,214	$2,528	$7,358	$7,959

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
Supplemental information related to leases was as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$22,637	$27,251

Current portion of operating lease liabilities	$6,073	$7,871
Non-current portion of operating lease liabilities	19,325	22,159
Total operating lease liabilities	$25,398	$30,030

Cash paid for amounts included in the measurement of operating lease liabilities	$7,049	$10,137

Right-of-use assets obtained in exchange for operating lease liabilities	$3,693	$4,353

Weighted-average remaining lease term for operating leases	5.5 years	5.5 years

Weighted-average discount rate for operating leases	4.7%	4.7%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of September 30, 2020 (in thousands):

Year ended December 31,
2020 (excluding the nine months ended September 30, 2020)	$1,553
2021	6,671
2022	5,422
2023	4,469
2024	4,100
Thereafter	6,833
Total future lease payments	29,048
Less: imputed interest	(3,650)
Present value of future lease payments	25,398
Less: current portion of lease liabilities	(6,073)
Long-term lease liabilities	$19,325

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
(14)Business Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, EMEA and Emerging Markets. These became our reportable segments in the third quarter of 2020. Prior to this change, our reportable segments consisted of two global practices, Workforce Excellence and Business Transformation Services, which focused on providing similar and/or complementary products and services across our diverse customer base within target markets.

The reorganization was done to achieve the following:
•Unlock the potential of organic growth to achieve better business results for our clients and the Company.
•Simplify the matrix and empower rapid local decision making in service of our clients.
•Leverage global practice systems, processes, and intellectual property while enabling regional authority to better align and deliver to local client needs.
•Enable efficient use of our corporate infrastructure with regional resources.

Across our regional operating structure, the Company provides Workforce Transformation Services categorized into three primary solution sets:

•Organizational Performance Solutions ("OPS") - focus is on managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions

•Technical Performance Solutions ("TPS") - focus is on engineering and technical services, enterprise technology adoption and Human Capital Management ("HCM") implementation services.

•Automotive Performance Solutions ("APS") - provides sales enablement solutions, including custom product sales training and other customer loyalty and marketing related services.

We have also identified four focus industries to deliver these services which include Automotive, Financial Services, Defense and Aerospace and Technology.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, restructuring charges, gain on change in fair value of contingent consideration, gain on sale of business, interest expense, other income (expense), and income tax expense (benefit).

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
North America	$77,436	$92,302	$237,654	$292,122
EMEA	25,437	29,577	78,647	91,373
Emerging Markets	12,721	17,126	33,718	44,396
	$115,594	$139,005	$350,019	$427,891
Gross profit:
North America	$15,335	$15,461	$42,405	$49,240
EMEA	2,845	3,046	7,530	10,282
Emerging Markets	2,485	3,160	4,241	6,382
Total gross profit	20,665	21,667	54,176	65,904
General and administrative expenses	17,642	15,240	49,106	46,769
Sales and marketing expenses	1,685	1,830	5,381	5,725
Restructuring charges	—	104	855	1,405
Gain on change in fair value of contingent consideration, net	—	—	—	677
Gain on sale of business	—	—	1,064	—
Operating income (loss)	1,338	4,493	(102)	12,682
Interest expense	440	1,575	2,025	4,852
Other income (expense)	196	184	(493)	272
Income (loss) before income tax expense (benefit)	$1,094	$3,102	$(2,620)	$8,102

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended September 30,
	North America		EMEA		Emerging Markets		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019
Revenue by type of service:
Organizational Performance Solutions	$30,732	$36,235	$11,156	$12,522	$6,453	$9,089	$48,341	$57,846
Technical Performance Solutions	29,894	38,730	14,281	15,342	145	570	44,320	54,642
Automotive Performance Solutions	16,810	17,337	—	1,713	6,123	7,467	22,933	26,517
	$77,436	$92,302	$25,437	$29,577	$12,721	$17,126	$115,594	$139,005

Revenue by industry focus group:
Automotive	$19,437	$22,441	$1,596	$3,712	$6,129	$8,167	$27,162	$34,320
Financial Services	8,829	10,418	6,549	6,983	3,863	6,393	19,241	23,794
Defense & Aerospace	18,275	17,667	1,014	2,632	—	—	19,289	20,299
Technology	8,315	7,570	901	808	365	57	9,581	8,435
All Other	22,580	34,206	15,377	15,442	2,364	2,509	40,321	52,157
	$77,436	$92,302	$25,437	$29,577	$12,721	$17,126	$115,594	$139,005

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)

	Nine Months Ended September 30,
	North America		EMEA		Emerging Markets		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019
Revenue by type of service:
Organizational Performance Solutions	$93,089	$104,662	$33,042	$41,342	$16,308	$22,750	$142,439	$168,754
Technical Performance Solutions	91,495	113,156	45,257	44,559	367	914	137,119	158,629
Automotive Performance Solutions	53,070	74,304	348	5,472	17,043	20,732	70,461	100,508
	$237,654	$292,122	$78,647	$91,373	$33,718	$44,396	$350,019	$427,891

Revenue by industry focus group:
Automotive	$61,610	$83,142	$5,721	$11,986	$15,054	$22,726	$82,385	$117,854
Financial Services	28,019	26,543	19,136	25,226	10,243	15,139	57,398	66,908
Defense & Aerospace	56,278	49,939	3,932	7,108	—	—	60,210	57,047
Technology	22,622	26,302	2,074	2,652	1,004	130	25,700	29,084
All Other	69,125	106,196	47,784	44,401	7,417	6,401	124,326	156,998
	$237,654	$292,122	$78,647	$91,373	$33,718	$44,396	$350,019	$427,891

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020
(Unaudited)
(15)Subsequent Event

On October 8, 2020, the Company entered into an amendment to lease agreement (the “Amendment”) to its lease (the “Lease”) with 70 CC, LLC (the “Landlord”) for office space in Columbia, Maryland for its corporate headquarters. The lease runs through July 31, 2025. Under the Amendment, the Company will pay the Landlord approximately $1.975 million by December 31, 2020 and reduce its leased space by approximately 22,000 square feet and will reduce its rent payments effective January 1, 2021. The total rent payment reduction over the remainder of the lease is approximately $3.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General Overview

GP Strategies is a leading workforce transformation partner - a truly dedicated global provider delivering custom solutions - from the C-suite to the frontline. Our transformation focus, combined with deep listening, a customer-centric approach, industry innovation and workforce expertise, helps clients achieve superior business and operating results through our evidence-driven and technology-agnostic recommendations. We are at our best when driving innovation - integrating leading technologies, developing new learning paradigms, and instituting fresh business processes and measurement approaches. Working with clients in Global Fortune 500 companies and governmental and other commercial customers in a variety of industries, we are proud to say our loyal clients see us as a valued extension of their team. Whether your business success requires a change in employee performance and mindsets, learning technologies, or critical processes, GP Strategies is the transformation partner you can trust. We believe we are a global leader with over five decades of experience in providing solutions to optimize workforce performance.

Business Update Related to COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. Through the date of this report, the outbreak has adversely affected the economy in virtually every geography in which the Company operates, although the timing and severity of the adverse effects have varied across countries and regions. The pandemic has created uncertainty about the impact on the global economy. Governments have implemented various restrictions around the world, including closure of non-essential businesses, travel restrictions, shelter-in-place requirements and other restrictions.

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

Certain of our service lines are more impacted by the restrictions noted above than others. We have services that involve bringing together groups of employees for classroom training sessions or other types of meetings and events. These types of services have been most impacted by COVID-19, however, we are actively working with our customers to support the transition of live-instructor-led training to virtual instructor-led training ("VILT") or eLearning modalities. We also have integrated outsourcing solutions and face-to-face consulting services globally. These services involve individuals spending some portion of their time interfacing directly with clients and participating in activities at the client’s location. To the extent client locations are closed, or our staff are not able to interface with clients virtually, these services have experienced some disruption from COVID-19.

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

The Company estimates that the impact of COVID-19 on its revenue for the three and nine months ended September 30, 2020 was approximately a $18.4 million and $62.4 million, respectively, decrease as compared to the same periods in 2019. We expect to continue to experience year over year revenue declines for the remainder of 2020. However, we believe the quarter ended June 30, 2020 will be the most negatively impacted by COVID-19 due to the widespread global shutdowns during most of the second quarter of 2020. Our revenue increased in the third quarter of 2020 as compared to the second quarter of 2020. In addition, due to significant cost scaling and cost cutting measures enacted in mid-March 2020, we increased our Adjusted EBITDA in the third quarter as compared to the second quarter of 2020. We expect these trends to continue through the remainder of the fiscal year. Refer to the definition of “Adjusted EBITDA” in the “Non-GAAP Information” section within this Item 2 for additional information. The Company’s cost cutting measures did not have a significant effect on costs for the first quarter of 2020 because the Company did not begin implementing substantial cost cutting measures until mid-March. At that time, the Company began implementing furloughs for billable employees where work had been delayed and certain layoffs of non-billable personnel. At the end of March, the Company initiated additional corporate-wide cost cutting measures effective April 1st, including permanent salary reductions for director level and above employees, temporary salary reductions for certain managers, and mandatory paid time off of one day per week by non-billable personnel and billable personnel that were not fully billable during the second quarter of 2020.

In addition, the Company has taken various actions to maintain liquidity in response to the potential impacts of COVID-19, including significant cost cutting measures and working with our bank to amend our Credit Agreement to provide additional borrowing availability by temporarily raising our maximum leverage ratio from 3.0 to 1.0 to 3.75 to 1.0 for the remainder of 2020. As of September 30, 2020, our borrowing availability was $51.2 million. In addition, there are various government assistance programs we have taken advantage of to partially mitigate the cash flow effects of COVID-19, such as the deferral of employer payroll taxes in the U.S. and other subsidies in different regions of the world where we operate. Tax payment deferrals provided for under the Cares Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate totaled $10.0 million as of September 30, 2020, of which we expect to pay approximately $1.3 million in 2020, $6.1 million in 2021 and $2.6 million in 2022.

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

Business Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, EMEA and Emerging Markets (Latin America and Asia Pacific countries). These became our reportable segments in the third quarter of 2020.

The reorganization was done to achieve the following:
•Unlock the potential of organic growth to achieve better business results for our clients and the Company.
•Simplify the matrix and empower rapid local decision making in service of our clients.
•Leverage global practice systems, processes, and intellectual property while enabling regional authority to better align and deliver to local client needs.
•Enable efficient use of our corporate infrastructure with regional resources.

Across our regional operating structure, the Company provides Workforce Transformation Services categorized into three primary solution sets:

•Organizational Performance Solutions ("OPS") - focus is on managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions

•Technical Performance Solutions ("TPS") - focus is on engineering and technical services, enterprise technology adoption and HCM implementation services.

•Automotive Performance Solutions ("APS") - provides sales enablement solutions, including custom product sales training and other customer loyalty and marketing relates services.

We have also identified four focus industries to deliver these services which include Automotive, Financial Services, Defense and Aerospace and Technology. Each of our three reportable segments represent an operating segment under ASC Topic 280, Segment Reporting.

Divestiture

Effective October 1, 2020, we sold our IC Axon Division pursuant to a Stock Purchase Agreement with CM Canada Acquisitions, Inc., a wholly-owned subsidiary of ClinicalMind, LLC. The upfront cash purchase price was $28.0 million, subject to an adjustment based on the final determination of the business's working capital, of which $1.5 million was placed in escrow for 12 months. In addition, up to $2.0 million may be paid to us if IC Axon achieves certain revenue objectives for the year ending December 31, 2020. . The IC Axon Division was part of the North America segment.

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

Operating Highlights

Three Months ended September 30, 2020 Compared to the Three Months ended September 30, 2019

Our revenue decreased $23.4 million or 16.8% during the third quarter of 2020 compared to the third quarter of 2019. The net decrease is due to a $14.9 million decrease in our North America segment, a $4.1 million decrease in our EMEA segment and a $4.4 million decrease in our Emerging Markets segment. We estimate that the impact of COVID-19 resulted in an approximately $18.4 million decrease in our revenue in the third quarter of 2020 compared to the third quarter of 2019 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $4.6 million during the third quarter of 2020 due to discontinued revenue streams from the sale of our alternative fuels division on January 1, 2020 and the sale of our tuition program management business on October 1, 2019. The foreign currency exchange rate changes resulted in a total $1.0 million increase in U.S. dollar reported revenue during the third quarter of 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $3.2 million or 70.2% to $1.3 million for the third quarter of 2020 compared to $4.5 million for the third quarter of 2019. The net decrease is primarily due to a $1.0 million decrease in gross profit and a $2.4 million increase in general and administrative expenses. For the quarter ended September 30, 2020, the company incurred severance expense, that was partially offset by a change in our Paid Time Off Policy, that in net totaled $4.8 million. Of this amount, $1.9 million is reflected in cost of revenue and the remaining $2.9 million is in general and administrative expenses. For the quarter ended September 30, 2019, the company incurred severance expense of $1.0 million all of which was included in cost of revenue.

For the three months ended September 30, 2020, we had income before income tax expense of $1.1 million compared to $3.1 million for the three months ended September 30, 2019. Net income was $0.5 million, or $0.03 per diluted share, for the three months ended September 30, 2020, compared to $2.1 million, or $0.13 per diluted share, for the three months ended September 30, 2019. Diluted weighted average shares outstanding were 17.5 million for the third quarter of 2020 compared to 16.9 million for the third quarter of 2019.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2020	2019
North America	$77,436	$92,302
EMEA	25,437	29,577
Emerging Markets	12,721	17,126
	$115,594	$139,005

North America revenue decreased $14.9 million or 16.1% during the third quarter of 2020 compared to the third quarter of 2019. The revenue decrease is primarily due to the following:

•a $10.3 million decrease due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;

•a $4.6 million decrease due to divestiture of our alternative fuels division on January 1, 2020 and tuition program management business on October 1, 2019;
•a $0.9 million net decrease in our OPS practice and a $2.0 million net decrease in our TPS practice primarily due to a the overall macro-economic conditions impacting our shorter term project based work cycle;
•a $3.1 million net increase in our APS practice primarily due to the start of a multi-year outsourcing contract with a significant automotive client and an increase in our publications revenue; and
•a $0.1 million decrease in revenue due to changes in foreign currency exchange rates.
EMEA revenue decreased $4.1 million or 14.0% during the third quarter of 2020 compared to the third quarter of 2019. The revenue decrease is primarily due to the following:
•a $3.7 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $0.3 million net increase in our OPS practice within the region
•a $0.7 million net decrease in our TPS practice primarily due to the overall macro-economic conditions impacting our shorter term project based work cycle;
•a $1.4 million net decrease in our APS practice primarily due to a contract completion with no replacement contract and the overall macro-economic conditions impacting our shorter term project based work cycle; and
•a $1.4 million net increase in revenue due to changes in foreign currency exchange rates.
Emerging Markets revenue decreased $4.4 million or 25.7% during the third quarter of 2020 compared to the third quarter of 2019. The revenue decreased is due to the following:
•a $4.4 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $0.3 million net increase in our Emerging Market practices; and
•a $0.3 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2020		2019
		% Revenue		% Revenue
North America	$15,335	19.8%	$15,461	16.8%
EMEA	2,845	11.2%	3,046	10.3%
Emerging Markets	2,485	19.5%	3,160	18.5%
	$20,665	17.9%	$21,667	15.6%

North America gross profit of $15.3 million or 19.8% of revenue for the third quarter of 2020 decreased by $0.1 million or 0.8% compared to gross profit of $15.5 million or 16.8% of revenue for the third quarter of 2019 primarily due to the COVID-19 related revenue decreases noted above. Gross margin increased during the third quarter of 2020 due to cost cutting initiatives. In addition, we incurred severance expense of $1.8 million partially offset by a $1.6 million decrease due to a change in our paid time off policy in this segment which is included in cost of revenue during the three months ended September 30, 2020 compared to $0.3 million of severance in the comparable period in 2019 .

EMEA gross profit of $2.8 million or 11.2% of revenue for the third quarter of 2020 decreased by $0.2 million or 6.6% compared to gross profit of $3.0 million or 10.3% of revenue for the third quarter 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $1.5 million in this segment which is included in cost of revenue during the three months ended September 30, 2020 compared to $0.7 million of severance in the comparable period in 2019.

Emerging Markets gross profit of $2.5 million or 19.5% of revenue for the third quarter of 2020 decreased by $0.7 million or 21.4% compared to gross profit of $3.2 million or 18.5% of revenue for the third quarter 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $0.2 million in this segment which is included in cost of revenue during the three months ended September 30, 2020. There was no severance incurred in the quarter ending September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased $2.4 million or 15.8% from $15.2 million in the third quarter of 2019 to $17.6 million in the third quarter of 2020. The increase in general and administrative expenses is primarily due to a net expense of $2.9 million resulting from severance expense partially offset by a change in our paid time off policy and $0.2 million in higher legal fees resulting from the inpending IC Axon sale partially offset by $0.7 million in lower labor costs resulting from cost cutting initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.1 million or 7.9% from $1.8 million in the third quarter of 2019 to $1.7 million in the third quarter of 2020.

Restructuring Charges

There were no restructuring charges during the third quarter 2020. During the third quarter of 2019, we incurred $0.1 million of restructuring charges in connection with the TTi Global acquisition.

Interest Expense

Interest expense was $0.4 million for the third quarter of 2020 compared to $1.6 million for the third quarter of 2019. The decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the third quarter of 2019.
Other Income (Expense)

Other income was $0.2 million for the third quarter of 2020 and 2019 respectively.
Income Tax Expense (Benefit)

We had an income tax expense of $0.6 million for the third quarter of 2020 compared to $1.0 million for the third quarter of 2019. The effective income tax rate was 52.4% and 31.0% for the three months ended September 30, 2020 and 2019, respectively. The change in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of a decrease in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2020 Compared to the Nine Months ended September 30, 2019

Our revenue decreased $77.9 million or 18.2% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The net decrease in revenue is due to a $54.5 million decrease in our North America segment, a $12.7 million decrease in our EMEA segment and a $10.7 million decrease in our Emerging Markets segment. We estimate that the impact of COVID-19 resulted in an approximately $62.4 million decrease in our revenue in the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $13.0 million during the nine months ended September 30, 2020 due to discontinued revenue streams from the sale of our alternative fuels division on January 1, 2020 and the sale of our tuition program management business on October 1, 2019. Foreign currency exchange rate changes resulted in a total $1.7 million decrease in U.S. dollar reported revenue during the nine months ended September 30, 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed in detail below, decreased $12.8 million or 100.8% to an operating loss of $0.1 million for the nine months ended September 30, 2020 compared to operating income of $12.7 million for the same period in 2019. The net decrease in operating income is primarily due to a $11.7 million net decrease in gross profit, a $2.3 million increase in general and administrative expenses and a $0.7 million gain on change in fair value of contingent consideration in 2019 that did not recur in 2020, partially offset by a $1.1 million gain on the sale of the alternative fuels business in the first quarter of 2020, a $0.3 million decrease in sales and marketing expenses and a $0.6 million decrease in restructuring costs. For the nine months ended September 30, 2020, the company incurred severance expense, that was partially offset by a change in our Paid Time Off Policy, that in net totaled $7.3 million. Of this amount, $4.1 million is reflected in cost of revenue and the remaining $3.2 million is in general and administrative expenses. For the nine months ended September 30, 2019, the company incurred severance expense of $2.0 million of which $1.8 million was included in cost of revenue and $0.2 million was included in general and administrative expenses.

For the nine months ended September 30, 2020, we had a loss before income taxes of $2.6 million compared to income before income taxes of $8.1 million for the nine months ended September 30, 2019. Net loss was $1.4 million, or $(0.08) per diluted share, for the nine months ended September 30, 2020, compared to net income of $5.7 million, or $0.34 per diluted share, for the nine months ended September 30, 2019. Diluted weighted average shares outstanding were 17.3 million and 16.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2020	2019
North America	$237,654	$292,122
EMEA	78,647	91,373
Emerging Markets	33,718	44,396
	$350,019	$427,891

North America revenue decreased $54.5 million or 18.6% during the nine months ended September 30, 2020 compared to the same period in 2019. The revenue increase is primarily due to the following:

•a $37.6 million decrease due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $13.0 million decrease due to divestiture of our alternative fuels division on January 1, 2020 and tuition program management business on October 1, 2019;
•a $3.7 million net increase in our OPS practice primarily due to an increase in content development services and the ramp up of recently awarded managed learning services outsourcing contracts;
•a $0.6 million net increase in our TPS practice primarily due to the ramp up of a new contract in the aerospace industry partially offset by a decline in our shorter term project based work cycle due to the overall macro-economic conditions;
•a $7.2 million net decrease in our APS practice primarily due to the completion of several 2019 product launches completed and not renewed in 2020 with several clients in the automotive industry; and
•a $0.6 million decrease in revenue due to changes in foreign currency exchange rates.
EMEA revenue decreased $12.7 million or 13.9% during the nine months ended September 30, 2020 compared to the same period in 2019. The revenue increase is primarily due to the following:

•a $14.1 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $0.4 million net decrease in our OPS practice primarily due to the overall macro-economic conditions impacting our shorter term project based work cycle;
•a $3.9 million net increase in our TPS practice primarily due to an increase in scope with an aerospace industry customer and an increase from the apprentice program in the United Kingdom ;
•a $1.8 million net decrease in our APS practice primarily due to a contract completed and not renewed with an automobile customer; and
•a $0.1 million net decrease in revenue due to changes in foreign currency exchange rates.

Emerging Markets revenue decreased $10.7 million or 24.1% during the nine months ended September 30, 2020 compared to the same period in 2019. The revenue decrease is due to the following:

•a $10.7 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $1.0 million net increase in revenue comprised across our OPS, TPS and APS practices and;
•a $1.0 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2020		2019
		% Revenue		% Revenue
North America	$42,405	17.8%	$49,240	16.9%
EMEA	7,530	9.6%	10,282	11.3%
Emerging Markets	4,241	12.6%	6,382	14.4%
	$54,176	15.5%	$65,904	15.4%

North America gross profit of $42.4 million or 17.8% of revenue for the nine months ended September 30, 2020 decreased by $6.8 million or 13.9% when compared to gross profit of $49.2 million or 16.9% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $2.8 million partially offset by a $1.6 million decrease in expense due to a change in our paid time off policy in this segment which is included in cost of revenue during the nine months ended September 30, 2020 compared to $0.6 million of severance in the comparable period in 2019.

EMEA gross profit of $7.5 million or 9.6% of revenue for the nine months ended September 30, 2020 decreased by $2.8 million or 26.8% when compared to gross profit of $10.3 million or 11.3% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $2.4 million in this segment which is included in cost of revenue during the nine months ended September 30, 2020 compared to $1.1 million of severance in the comparable period in 2019.

Emerging Markets gross profit of $4.2 million or 12.6% of revenue for the nine months ended September 30, 2020 decreased by $2.1 million or (33.5)% when compared to gross profit of $6.4 million or 14.4% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $0.4 million in this segment which is included in cost of revenue during the nine months ended September 30, 2020. There was no severance incurred in the nine months ending September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased $2.3 million or 5.0% from $46.8 million for the nine months ended September 30, 2019 to $49.1 million for the same period in 2020. We incurred $3.0 million increase due to severance expense net of a change in our paid time off policy and a $0.7 million increase in legal and other transaction fees partially offset by a $1.4 million decrease in other labor and expense reductions.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.3 million or 6.0% from $5.7 million for the nine months ended September 30, 2019 to $5.4 million for the same period in 2020 primarily due to lower labor and benefits expense.

Restructuring charges

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. We recorded severance expense of $0.9 million for the nine months ended September 30, 2020 which is included in restructuring charges on the condensed consolidated statements of operations and which is expected to be paid by the end of 2020. During the same period in 2019, we incurred $1.4 million of restructuring charges in connection with the TTi Global acquisition.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we didn't have any outstanding contingent consideration liabilities related to prior acquisitions.

Gain on Sale of Business

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. See Note 6 to the condensed consolidated financial statements for further details.

Interest Expense

Interest expense decreased $2.8 million from $4.9 million for the nine months ended September 30, 2019 to $2.0 million for the same period in 2020. The net decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the same period in 2019.

Other Income (Expense)

Other expense was $0.5 million for the nine months ended September 30, 2020 compared to other income of $0.3 million for the same period in 2019. The change is primarily due to a $0.5 million gain in the third quarter of 2019 related to a divested business, and a $0.3 million impairment loss on an operating lease right-of-use asset related to the consolidation of our TTi Global headquarters with our Troy, Michigan office in the first quarter of 2020.

Income Tax Expense (Benefit)

Income tax benefit was $1.2 million for the nine months ended September 30, 2020 compared to income tax expense of $2.4 million for the same period in 2019. The effective income tax rate was 47.4% and 29.7% for the nine months ended September 30, 2020 and 2019, respectively. The change in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of a decrease in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $86.6 million at September 30, 2020 compared to $92.9 million at December 31, 2019. As of September 30, 2020 we had $43.8 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($51.2 million of available borrowings as of September 30, 2020 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months. This belief does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or unanticipated uses of cash. The anticipated cash needs of our business could change significantly if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future results of operations;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

As of September 30, 2020, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $12.8 million. The 2017 Tax Cuts and Jobs Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the nine months ended September 30, 2020 we repurchased approximately 255,000 shares of our common stock in the open market for a total cost of approximately $1.8 million. During the nine months ended September 30, 2019 we did not repurchase shares of our common stock in the open market. As of September 30, 2020, there was approximately $1.9 million available for future repurchases under the buyback program.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 24% and 28% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, accounts receivable from a single automotive customer totaled $12.0 million, or 13%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 16% and 17% of our consolidated revenue for the nine months ended September 30, 2020 and 2019. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% and 11% of our consolidated revenue for the nine-months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, billed and unbilled accounts receivable from a single financial services customer totaled $8.1 million, or 6%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2020 or 2019 or consolidated accounts receivable balance as of September 30, 2020.

Cash Flows

Nine Months ended September 30, 2020 Compared to the Nine Months ended September 30, 2019

Our cash and cash equivalents balance increased $5.0 million from $8.2 million as of December 31, 2019 to $13.2 million as of September 30, 2020. The increase in cash and cash equivalents during the nine months ended September 30, 2020 resulted from cash provided by operating activities of $45.4 million, cash provided by investing activities of $2.0 million, cash used in financing activities of $44.5 million and a positive effect of foreign currency exchange rates changes on cash of $2.2 million.

Cash provided by operating activities was $45.4 million for the nine months ended September 30, 2020 compared to $4.6 million for the same period in 2019. The increase in cash from operations is primarily due to an improvement in cash collections of accounts receivable during the nine months ended September 30, 2020 compared to the same period in 2019.

Cash provided by investing activities was $2.0 million for the nine months ended September 30, 2020 compared to cash used in investing activities of $3.3 million for the same period in 2019. The change in cash from investing activities is primarily due to a $3.3 million of cash proceeds from the sale of our alternative fuels division on January 1, 2020.

Cash used in financing activities was $44.5 million for the nine months ended September 30, 2020 compared to $5.1 million for the same period in 2019. The increase in cash used in financing activities is primarily due to a $35.8 million increase in net repayments of borrowings under our Credit Agreement.

Debt

On November 30, 2018, we entered into a Credit Agreement with PNC Bank, National Association, as administrative agent and a syndicate of lenders, replacing the prior Credit Agreement with Wells Fargo dated December 21, 2016, as amended on April 28, 2018 and June 29, 2018. The Credit agreement provides for a revolving credit facility, which expires on November 29, 2023, and consists of: a revolving loan facility with a borrowing limit of $200 million, including a $20 million sublimit for foreign borrowings; an accordion feature allowing the Company to request increases in commitments to the credit facility by up to an additional $100 million; a $20 million letter of credit sublimit; and a swingline loan credit sublimit of $20 million. The obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries. As collateral security under the Credit Agreement and the guarantees thereof, the Company and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in substantially all of their tangible and intangible assets. The proceeds of the Credit Agreement were used, in part, to repay in full all outstanding borrowings under the Original Credit Agreement, and additional proceeds of the revolving credit facility are expected to be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit and Permitted Acquisitions, as defined.

Borrowings under the Credit Agreement may be in the form of Base Rate loans or Euro-Rate loans, at the option of the borrowers, and bear interest at the Base Rate plus 0.25% to 1.25% or the Daily Adjusted LIBOR plus 1.25% to 2.25% respectively. Base Rate loans will bear interest at a fluctuating per annum Base Rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily Adjusted LIBOR, plus 100 basis points (1.0%); plus an Applicable Margin. Determination of the Applicable Margin is based on a pricing grid that is generally dependent upon the Company's Leverage Ratio (as defined) as of the end of the fiscal quarter for which consolidated financial statements have been most recently delivered. We may prepay the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On May 7, 2020 we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of September 30, 2020, our leverage ratio was 1.7 to 1.0 and our interest expense ratio was 7.9 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of September 30, 2020, there were $43.8 million of borrowings outstanding and $51.2 million of available borrowings under the revolving loan facility based on our Leverage Ratio. For the nine months ended September 30, 2020 and 2019, the weighted average interest rate on our borrowings was 2.9% and 4.7%, respectively. As of September 30, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.2 million of unamortized debt issue costs related to the Credit Agreement as of September 30, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of September 30, 2020, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Non-GAAP Information
This Form 10-Q references Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization), a widely used non-GAAP financial measure of operating performance. It is presented as supplemental information that the Company believes is useful to investors to evaluate its results because it excludes certain items that are not directly related to the Company’s core operating performance. In particular, we believe that certain gains and charges, such as the gain on sale of business, legal acquisition and transaction costs, restructuring charges and severance expense, while difficult to predict in the current environment, will vary significantly and make a quarter to quarter comparison of net income less useful to investors than a comparison of Adjusted EBITDA in understanding the impact of COVID-19 and related effects on our results of operations.

Adjusted EBITDA is calculated by adding back to net income interest expense, income tax expense (benefit), depreciation and amortization non- cash stock compensation expense and other unusual or infrequently occurring items. For the periods presented, these other items are stock compensation related to severance, restructuring charges, severance expense, change in paid time off policy, gain on change in fair value of contingent consideration, net, ERP implementation costs, foreign currency transaction (gains) losses, legal acquisition and transaction costs, impairment of operating lease right-of-use assets, and gain on sale of business.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Non-GAAP Reconciliation – Adjusted EBITDA
(In thousands)
(Unaudited)

	Quarters ended		Years ended
	September 30,		September 30,

	2020	2019	2020	2019
Net income (loss)	$521	$2,141	$(1,379)	$5,694
Interest expense	440	1,575	2,025	4,852
Income tax expense (benefit)	573	961	(1,241)	2,408
Depreciation and amortization	1,950	2,335	6,204	6,992
EBITDA	3,484	7,012	5,609	19,946
Adjustments:
Non-cash stock compensation expense	1,618	1,520	4,410	3,939
Stock compensation related to severance	1,721	—	1,721	—
Restructuring charges	—	104	855	1,405
Severance expense	4,937	1,015	7,502	2,026
Change in paid time off policy	(1,894)	—	(1,894)	—
Gain on change in fair value of contingent consideration, net	—	—	—	(677)
ERP implementation costs	—	455	—	1,603
Foreign currency transaction (gains) losses	(120)	500	722	1,052
Legal acquisition and transaction costs	368	152	1,406	670
Impairment of operating lease right-of-use asset	—	—	255	—
Gain on sale of business	—	—	(1,064)	—
Adjusted EBITDA	$10,114	$10,758	$19,522	$29,964

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the anticipated effects of the COVID-19 pandemic and related events on our business and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, impact of the COVID-19 pandemic and related events that are beyond our control and difficult to predict, and the other factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (including but not limited to Risks Related to COVID-19) and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission ("SEC"). We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $140.0 million. As of September 30, 2020, we had $43.8 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Daily Adjusted LIBOR. If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of September 30, 2020 we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Controls

As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020 and continues to do so as of the date of this filing. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the nine months ended September 30, 2020. Other than as disclosed above under “Material Weaknesses and Status of Remediation”, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to COVID-19

The COVID-19 pandemic adversely affected our results of operations in the first three quarters of 2020 and could potentially have a material adverse impact on our business, financial condition and results of operations for at least the remainder of 2020 and first half of 2021, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for GP Strategies, our customers and vendors, and the markets in which we do business. The scope and impact of the COVID-19 pandemic changed quickly during the first half of 2020, as travel restrictions, stay at home orders and other limitations on conducting business came into effect in different forms at different times in the different places where we conduct business. The situation has remained uncertain and rapidly evolving through the third quarter. We estimate that the effects of COVID-19 resulted in an approximately $11.5 million decrease in our revenue in the first quarter of 2020, an approximately $32.5 million decrease in our revenue in the second quarter of 2020, and an approximately $18.4 million decrease in our revenue in the third quarter of 2020 compared to the same periods of 2019, primarily due to the postponement of certain training events and other delays in client projects. During the first three quarters of 2020 and through the date of this report, health and economic conditions in the United States and around the world have been adversely affected, and government and customer actions and related events have adversely impacted, and we expect will continue to adversely impact, how we do business and the services that we provide for a sustained period.

The constantly and rapidly changing environment prevents us from assessing the full impact that the COVID-19 pandemic, the actions taken in response to it, and the overall effect on the global and regional economies will have on our employees, our operating segments and practices, our customers and vendors, the industries and regions that we serve, or our financial condition and results of operations as a whole. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things:

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

Each of our three segments contains various practices and service lines with varying expertise and industry and geographic focus. We expect that disruptions arising out of the COVID-19 pandemic could affect the operations of our business segments, practices and service lines or the regions in which we operate, differently.

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

In the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020 we stated that a substantial portion of our assets consists of goodwill and intangible assets, which are subject to impairment and that we could incur material asset impairment charges in future periods. The COVID-19 pandemic has caused and could continue to cause a decrease in expected cash flows, adverse changes in market conditions, and a material decline in our stock price, all of which could increase the likelihood that we could incur material goodwill and other intangible asset impairment charges in the future.

Risks arising out of our Reorganization of Segments

Our recent segment reorganization resulted in Technical Performance Solutions and Latin America reporting units with little excess over carrying value, resulting in an increased risk of future impairment charges in such units.

In the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020, we reported that each of our reporting units had a significant excess fair value over its respective carrying value, with the exception of the Organizational Development reporting unit which had a fair value that exceeded its carrying value by 11% as of the October 1, 2019 testing date. As a result of our reorganization, we now have six reporting units for purposes of goodwill impairment testing. As of September 30, 2020, each of our current reporting units had excess fair value greater than its respective carrying value. The Technical Performance Solutions and Latin America reporting units only had a fair value that exceeded the carrying value by less than 5% and 15%, respectively as of the September 30, 2020 testing date. If the Technical Performance Solutions and Latin America reporting units fail to meet their financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2020:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2020	818		$8.00	818	$1,922,000
August 1 - 31, 2020	420	(2)	$9.38	—	$1,922,000
September 1 - 30, 2020	—		$—	—	$1,922,000

(1)We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.
(2)Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the third quarter of 2020.

Item 6.    Exhibits

10.1
Consent and Fifth Amendment to Credit Agreement, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of September 30, 2020.*

10.2	Separation Agreement between GP Strategies Corporation and Kenneth L. Crawford, dated August 21, 2020.*
10.3	Employment Agreement between GP Strategies Corporation and Adam H. Stedham, dated July 21, 2020.*
10.4	Transition Agreement between GP Strategies Corporation and Scott N. Greenberg, dated July 21, 2020.*
10.5	Restricted Stock Unit Grant Agreement between GP Strategies Corporation and Adam H. Stedham, dated September 11, 2020.*
10.6	Restricted Stock Unit Grant Agreement between GP Strategies Corporation and Scott N. Greenberg, dated July 21, 2020.*
10.7	Form of Performance-Based Restricted Stock Unit Agreement between GP Strategies Corporation and certain executive officers.*
10.8	Form of Restricted Stock Unit Agreement between GP Strategies Corporation and certain executive officers.*
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
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 6, 2020	/s/ Adam H. Stedham
Adam H. Stedham
Chief Executive Officer and President

November 6, 2020	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer