Form 10-K
period 2020-12-31
GP STRATEGIES CORP
filed 2021-03-12
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from                to
Commission File Number 1-7234

GP STRATEGIES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	52-0845774
(State of Incorporation)	(I.R.S. Employer Identification No.)

70 Corporate Center
11000 Broken Land Parkway, Suite 300,	Columbia	MD	21044
(Address of principal executive offices)			(Zip Code)
 (443) 367-9600
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered:
Common Stock, $.01 par value	GPX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2020 was approximately $109,684,000.
The number of shares outstanding of the registrant’s Common Stock as of February 25, 2021:

Class	Outstanding
Common Stock, par value $.01 per share	17,349,122
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (SEC).  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

GP Strategies is a leading workforce transformation partner. The company provides custom workforce performance solutions for all levels of an organization. We believe our transformation focus, combined with a customer-centric approach, industry innovation and workforce expertise help clients achieve superior business and operational results by enabling higher levels of workforce effectiveness. For over 50 years, we have been providing solutions to optimize workforce performance. Our solutions include business consulting, leadership development, learning strategies & solutions, managed learning services, sales solutions, technology implementation & adoption solutions, and technical services.

We believe we are at our best when driving innovation—integrating leading technologies, developing new learning paradigms, and instituting fresh business processes and measurement approaches.

We work with clients primarily in the Automotive, Financial Services, Defense and Aerospace, and Technology industries including Global Fortune 500 and other commercial customers across other major industries. During the year ended December 31, 2020, we provided services to 125 customers in the Fortune 500 and 121 customers in the Global Fortune 500.

We built our workforce transformation business through internal growth and the acquisition of complementary businesses. Since 2006, we have completed over 30 acquisitions to strengthen our capabilities in specific service areas, expanded our global presence, and increased our customer base and market sector reach.  As a result, we have added product sales training and leadership training, and strengthened our digital learning and content development expertise, while also expanding further internationally. Our acquisitions have expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We also invested in global expansion through the establishment of over twenty new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We believe our expanded infrastructure and the ability to deliver globally will allow us to better support our existing client base as well as win new business for our comprehensive service offerings.

In 2020 and 2019, we divested certain non-core assets. Specifically, we sold our IC Axon Division on October 1, 2020 and Alternative Fuels Division on January 1, 2020. We sold our Tuition Program Management Business on October 1, 2019. See Note 4 to the accompanying Consolidated Financial Statements for further information regarding divested businesses.

Operating Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, Europe Middle East Africa (EMEA) and Emerging Markets (Latin America and Asia Pacific countries). These became our reportable segments in the third quarter of 2020.

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

Across our regional operating structure, the Company provides Workforce Transformation Services categorized into three primary solution sets:

•Organizational Performance Solutions (OPS) - solutions include managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions

•Technical Performance Solutions (TPS) - solutions include technical training and consulting services, enterprise technology adoption and Human Capital Management (HCM) implementation services.

•Automotive Performance Solutions (APS) - provides workforce development services, sales enablement solutions, including custom product sales training and other customer loyalty and marketing related services.

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

Services and Products

Our OPS, TPS and APS solutions and related service offerings are discussed in more detail below.

OPS

•Managed Learning Services. Disruption and transformation present immense opportunities for leading-edge organizations to respond creatively to change and uncertainty. The agile and assertive response to competitive change deploys a well-prepared workforce armed with relevant, effectively delivered learning. Our comprehensive managed training services provide those best-in-class solutions to structure and optimize learning and development efforts and provide global resources to scale learning. We provide: (i) content design, development and delivery, (ii) learning administration, (iii) learning delivery, (iv) learning technologies administration, (v) vendor management, (vi) learning analytics, measurement and evaluation, and (vii) research services.

•Learning Strategies & Solutions. Strategies for learning and development are the cornerstone for workforce transformation and competitive success. We are a pioneer and leader in global learning and development for over 50 years. We provide: (i) learning transformation, (ii) digital learning solutions, (iii) design strategies, (iv) innovation and emerging technologies, (v) content design, development and delivery, (vi) content curation, and (vii) learning experience design.

•Leadership Solutions. Today’s leaders require both subject-matter expertise and proficiencies in listening, empathy, thinking, assessment, evaluation, collaboration, inspiration, strategy-to-execution vision, and perhaps most importantly, communication. These essentials need to be distilled and delivered into operationally-practical programs. With the breadth and scope of our leadership work across the world, we have built those solutions for our clients. In the world of organization leadership strategies, we have become an essential guide, provider, and trusted resource for our clients. We provide: (i) advisory services, (ii) career development, (iii) coaching, (iv) workforce and employee engagement, (v) leadership development programs, and (vi) facilitation.

•Business Consulting & Organizational Development. Our expert management consultants help identify where businesses need to go and what it will take them to get there. Then we work with our clients to develop and execute a strategy that brings out the best in their employees. GP Strategies is a transformational partner that provides changes in workforce mindsets and performance, learning and development technologies, or critical business processes. We provide: (i) strategy alignment, (ii) organization design, (iii) change management, and (iv) culture change.

TPS

•Technical Training Services. For more than 50 years, we have immersed ourselves in manufacturing and production industries, working closely with federal, domestic and multinational clients and their workforce, supply chains, and distribution channels around the world. We provide the employee training and development services that enable employees in these industries to perform at high levels. Our proven processes, subject matter expertise, and intellectual property provide our clients with the contextualized training required to ensure their employees have the proper knowledge, skills and abilities.

•Technology Implementation & Adoption. Our proven technology adoption frameworks combined with our implementation and user support services help organizations leverage new technologies across the board to deliver critical business outcomes. We provide: (i) enterprise adoption solutions, (ii) human capital management services and (iii) learning experience platforms. We have the experience and expertise needed to assist technology-driven enterprises in solving problems today while preparing them for the future.

•Technology Consulting Solutions. In capital-intensive and technically complex industries, leading organizations must constantly balance quality, risk and cost with efficiency and safety. Drawing from more than 50 years’ experience guiding manufacturers, industrial and technical organizations worldwide to safer and better performance, we help companies integrate people, process, and technology to improve business results. Our technical consulting services team help clients:
•Achieve quality and operational excellence
•Improve asset health and overall equipment effectiveness
•Maximize return on capital investment
•Ensure safety and regulatory compliance
•Improve workforce performance training at a reduced cost of ownership
•Anticipate equipment complications in advance
•Achieve on-time and on-budget startups for new and upgraded facilities

We provide: (i) asset performance management, (ii) energy management services, (iii) engineering services, (iv) EtaPro - asset performance and condition monitoring, (v) compliance and regulatory services, (vi) workforce technical solutions, (vii) technical staffing, (viii) operational excellence, and (ix) operational readiness.

APS

•Sales Solutions. We help clients enabling their front line sales force to excel in an omnichannel world and facilitate each customer’s purchase journey. We provide (i) operational excellence, (ii) product launch and knowledge, (iii) virtual and digital retailing, (iv) CRM and owner communications, (iv) remarketing and CPO, and (v) F&I Training.

Competitive Strengths

We believe our key competitive strengths include:

Global Delivery and Single-Source Custom Workforce Transformation Solutions Provider. We believe we are one of the largest independent single-source workforce transformation solutions provider with the capability of delivering globally in the markets in which we compete. We provide managed learning services solutions spanning the full life-cycle of the training process, including the management of training departments and administrative processes for our customers. We believe that the breadth of our service and product offerings, which encompass fully integrated managed learning services solutions as well as discrete services, allows us to better serve the needs of our clients by providing them with a single-source solution for custom training, consulting and technical services. The integration of our services into a single platform, together with our global presence and delivery capabilities, allows our customers to leverage an enterprise-wide solution to address their performance improvement needs in a way that streamlines their internal operations, improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the learning and training industry through the delivery of our solutions and have received numerous awards. 2020 highlights include:

Industry Awards

•Training Industry, Inc., The Top Training Companies™ lists are developed based on extensive, proprietary research and analysis of companies around the world. They examine the capabilities, experience, and expertise of hundreds of learning organizations. In 2020, we appeared on the Top 20 lists in the following categories: Assessment & Evaluation, Custom Content Development, Experiential Learning Technologies, Health & Safety Compliance Training, Leadership Training, Sales Training, and Training Outsourcing.

•Brandon Hall HCM Excellence recognizes the best organizations that have successfully deployed programs and strategies that have achieved measurable results. We received twelve Brandon Hall Excellence awards.

•Chief Learning Officer Learning in Practice recognizes industry leaders who have demonstrated excellence in the design and delivery of employee development programs. We won one gold for blended learning, one silver for blended learning, one silver for excellence in content and one bronze for excellence in partnership.

Customer Supplier Awards - GP Strategies has been recognized by one of their strategic client with a prestigious Supplier of the Year Award,

•General Motors - Recognizes GM’s best suppliers that have consistently exceeded GM’s expectation, creating outstanding value, or introducing innovations to the company. This is the fourth consecutive year GP Strategies has been recognized.

Integration with Technology Platforms. Our high impact, scalable custom and packaged programs are delivered across a range of digital formats including, but not limited to: virtual classroom, learning experience platforms, chatbots, adaptive learning platforms and gamification platforms. In addition to our internal toolset, we have a robust technology partner ecosystem that covers 36 categories and more than 150 platforms. By combining our expertise in consulting, design, delivery, evaluation and administration with best of breed tools, GP Strategies brings scalable, high-impact solutions that deliver value to our clients at scale.

Deep Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy nuclear submarine program and the nuclear electric-power generation industry, and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. In addition, we believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

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

Focus on Innovation. We believe we have a proven track record of bringing innovations to our customers and are committed to identifying, incubating, launching, and promoting solutions, products, and services for our clients. We achieve this by leveraging both our deep network of content and technology partners and our internal intellectual property, processes and technology. As we launch new products and services, we support our employees through our own modern academies, offering training and micro credentials using advanced tools and technologies. GP Strategies’ Executive Innovation Council, provides critical governance regarding innovation, including direction, strategy refinement, and enterprise-wide alignment. This team of practitioners from across the organization provides insight into innovation across the organization, helps identify trends and emerging needs from the industry and provide recommendations for innovation activities.

Highly Qualified and Dedicated Employees and Tenured Management Team. Our most important asset is our people, as their wide-ranging skill sets enable us to serve our diverse and expanding global client base. As a result, we are committed to the continued development of our employees. We offer our employees technical, functional, industry, managerial and leadership skill development and training throughout their careers with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We also benefit from the skill and experience of our executive management team, who together have in excess of 100 years of experience in the training industry and have an average tenure with our company of over 15 years.

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2020:

Fixed fee per transaction	58%
Fixed price	17
Time-and-materials, including fixed rate	20
Cost-reimbursable	5
Total revenue	100%

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

International

We conduct our business outside the U.S. primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the U.S., although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the U.S. represented approximately 36%, 36% and 33% of our consolidated revenue for the years ended December 31, 2020, 2019, and 2018 respectively (see Note 15 to the accompanying Consolidated Financial Statements).

Customers

During 2020, we provided services to over 750 customers worldwide. Significant customers include multinational automotive manufacturers, such as General Motors Company, Ford Motor Company, BMW, Daimler, Volkswagen and Nissan; financial services companies such as HSBC, Bank of America, CIGNA, Anthem, United Overseas Bank, Truist and PNC Bank; technology services companies such as Microsoft, Cisco, Facebook and Siemens; Aerospace services companies such as Lockheed Martin, US Army, General Dynamics, Boeing, Bechtel National, Inc. and Amentum: governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Department of Health and Human Services and the Skills Funding Agency in the United Kingdom. During the year ended December 31, 2020, we provided services to 125 customers in the Fortune 500 and 121 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and financial services sector. Revenue from the automotive industry accounted for approximately 25%, 28% and 23% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14%, 13% and 14% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019 accounts receivable from a single automotive customer totaled $16.7 million, or 15%, and $17.2 million, or 13%, respectively, of our consolidated accounts receivable balance.
Revenue from the financial services industry accounted for approximately 17%, 16% and 19% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9%, 10% and 13% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, billed and unbilled accounts receivable from a single financial services customer totaled $7.2 million, or 5%, and $15.4 million, or 8%, respectively, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2020 or consolidated accounts receivable balance as of December 31, 2020.

We believe the nature of our business, which includes established relationships with our clients, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with 88% of our top 25 clients having used our services for five or more years. Additionally, over 95% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $316.1 million as of December 31, 2020.

Human Capital

GP Strategies is a professional services organization primarily focused on providing process improvement and learning and development solutions to hundreds of clients across more than 30 countries. As such, our human capital is material to our operations and core to the long-term success of the company.

Our People. As of December 31, 2020, we had a total of approximately 4,343 employees, down from an aggregate of approximately 4,856 employees as of the end of fiscal 2019. The reduction in total employees largely represent the contraction required due to the impact of COVID-19. We also utilize additional adjunct instructors and consultants as needed. We believe that we have good relations with our employees.

Diversity and Inclusion. Diversity and Inclusion are core to our culture, and we believe that a diverse workforce is critical to our success. GP Strategies strives to create an environment that welcomes, and values inclusion and diversity based on age, race, ethnicity, gender, sexual orientation, disability, personality type, and thinking style. To foster our goals surrounding diversity and inclusion, we have created several Employee Resource Groups based on employee feedback, including those supporting Women, Black, and the LGBTQ+ communities. The Company has a dedicated Vice President of Diversity & Engagement, and a Diversity Council made up of employees, that provides regular updates to senior management.

Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. We periodically measure our Time to Offer performance against regional benchmarks to confirm our performance meets or exceeds benchmarks. We sponsor numerous training, education and leadership development programs for all level of employees, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment. Our Education Program provides eligible employees with cost reimbursement related to the pursuit of an advance education. The Company regularly conducts Employee surveys to assess engagement of its Employees, and uses information from the surveys to improve the Company’s ability to develop and retain talented Employees who will help advance the Company.

Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits and paid time away from work programs. We also provide innovative programs designed to promote physical, emotional and financial well-being. Our health and safety program monitors and ensures the well-being of our employees.

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Industry, Inc., global external training expenditures totaled approximately $92.8 billion in 2020. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

Technical and consulting services such as those that we provide are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, information technology companies, major suppliers of equipment and individuals and independent service companies similar to us. The technical services market is highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel.  Many of our competitors for our technical consulting services have greater financial resources than we do.  Competition also places downward pressure on our contract prices and profit margins.  We cannot provide any assurance that we will be able to compete successfully, and the failure to do so could adversely affect our business and financial condition.

Sales & Marketing

Sales, marketing and proposal resources are centralized to better position ourselves to achieve the growth goals of the organization. We operate as an integrated, customer-centric team to ensure our go-to-customer strategy directly supports the business strategy.  We use our online digital presence, attendance at trade shows, presentations at industry and trade association conferences, press releases, industry award submissions, webinars and workshops given by our personnel to serve important marketing functions. We also carry out selective print and digital advertising and conduct targeted marketing campaigns to current and prospective clients. In addition, we use our social media channels, such as LinkedIn, Facebook, Twitter, YouTube, SlideShare and a Company blog on our website, as a means of sharing thought leadership content, disclosing information about the Company, our services and other topics important to our clients.  By staying ahead of the market trends and engaging with clients, we are able to identify possible opportunities to expand the services we are providing them as well as extend the current services we are providing. In other cases, clients ask us to bid competitively. In both cases, we submit proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $316.1 million and $349.8 million as of December 31, 2020 and 2019, respectively. We anticipate that approximately 85 percent of our backlog as of December 31, 2020 will be recognized as revenue during 2021. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Risks Related to the Company’s Business Environment

Changing economic conditions in the United States, the United Kingdom and the other countries in which we conduct our operations could harm our business, results of operations and financial condition.

Our revenues and profitability are related to general levels of economic activity and employment primarily in the U.S. and the United Kingdom. As a result, economic recession in either or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 companies and their global equivalents, which historically have decreased expenditures for external training during economic downturns. If the economies in which these companies operate are weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition. As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

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

The demand for our services and products is dependent upon training and marketing budgets and the existence of projects with training, engineering, procurement, construction or management needs. Although downturns can impact our entire business, the automotive, financial and insurance, manufacturing, technology, construction, and energy industries are examples of sectors that are cyclical in nature and have been affected from time to time by fluctuations in either national or worldwide demand for our services. Industries such as these and many of the others we serve have historically been and might continue to be vulnerable to general downturns and are and might continue to be cyclical in nature. During economic downturns, our clients might demand better terms. In addition, many of our training contracts are subject to modification in the event of certain material changes in the business or demand for our services. Our government clients also might face budget deficits that prohibit them from funding proposed and existing projects. As a result, our past results have varied considerably and could continue to vary depending upon the demand for future projects in the industries that we serve.

Risks Related to COVID-19

The COVID-19 pandemic adversely affected our results of operations in 2020 and could potentially have a material adverse impact on our business, financial condition and results of operations for at least the first half of 2021, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for GP Strategies, our customers and vendors, and the markets in which we do business. The scope and impact of the COVID-19 pandemic changed quickly during the first half of 2020, as travel restrictions, stay at home orders and other limitations on conducting business came into effect in different forms at different times in the different places where we conduct business. The situation has remained uncertain and rapidly evolving through the second half of 2020 and the date of this report. We estimate that the decrease in our revenue due to the effects of COVID-19 were at least $11.5 million in the first quarter of 2020, $32.5 million in the second quarter of 2020, $18.4 million in the third quarter of 2020, and $17.9 million in the fourth quarter of 2020, compared to the same periods of 2019, primarily due to the postponement of certain training events and other delays in client projects. During 2020 and through the date of this report, health and economic conditions in the U.S. and around the world have been adversely affected, and government and customer actions and related events have adversely impacted, and, despite the recent approvals for use and commencement of vaccination programs in certain countries, we expect will continue to adversely impact, how we do business and the services that we provide for a sustained period.

The constantly and rapidly changing environment prevents us from accurately assessing the full impact that the COVID-19 pandemic, the actions taken in response to it, and the overall effect on the global and regional economies will have on our employees, our operating segments and practices, our customers and vendors, the industries and regions that we serve, or our financial condition and results of operations as a whole. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things:

•the speed and scope of vaccine distribution, the efficacy of vaccines in general and in particular with respect to recent mutations and variations of COVID-19:
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

In the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020, we state that a substantial portion of our assets consists of goodwill and intangible assets, which are subject to impairment and that we could incur material asset impairment charges in future periods. The COVID-19 pandemic has caused and could continue to cause a decrease in expected cash flows, adverse changes in market conditions, and a material decline in our stock price, all of which could increase the likelihood that we could incur material goodwill and other intangible asset impairment charges in the future.

Risks arising out of our Reorganization of Segments

Our recent segment reorganization resulted in Technical Performance Solutions and Latin America reporting units with little excess fair value over carrying value, resulting in an increased risk of future impairment charges in such units.

As of October 1, 2020, each of our current reporting units had excess fair value greater than its respective carrying value. The Technical Performance Solutions and Latin America reporting units only had a fair value that exceeded the carrying value by less than 5% and 15%, respectively as of the third quarter quantitative test. If the Technical Performance Solutions and Latin America reporting units fail to meet their financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment.

Risks Related to Being Government Contractor

A negative audit or other actions by the U.S. Government could adversely affect our future operating performance.

As a U.S. Government contractor, we must comply with laws and regulations relating to U.S. Government contracts and are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject. We are subject to audit and investigation by the Defense Contract Audit Agency (DCAA) and other government agencies with respect to our compliance with federal laws, regulations and standards. These audits may occur several years after the period to which the audit relates. The DCAA, in particular, also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any payments received by us from the U.S. Government for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts, which could result in a material adjustment of the payments received by us under such contracts. In addition, any costs found to be improperly allocated to a specific contract will not be reimbursed. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or debarment from doing business with U.S. Government agencies. For example, many of the contracts we perform for the U.S. Government are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended for a period of time from winning new government contracts or renewals of existing contracts, which could materially and adversely affect our future operating performance.

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

Risks Related to the Company’s Operations and Strategy

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including financial services institutions and automotive manufacturers.

During the years ended December 31, 2020, 2019 and 2018, revenue from our customers in the financial services sector accounted for approximately 17%, 16% and 19%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9%, 10% and 13% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, billed and unbilled accounts receivable from this customer totaled $7.2 million, or 5%, of our consolidated accounts receivable and unbilled revenue balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2020, 2019 and 2018, revenue from our customers in the automotive industry accounted for approximately 25%, 28% and 23%, respectively, of our consolidated revenue. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14%, 13% and 14% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, accounts receivable from a single automotive customer totaled $16.7 million, or 15% of our consolidated accounts receivable balance. Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

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

Since 2013, we have had an agreement (the “Global Master Agreement”) with HSBC Holdings plc (HSBC) to provide global learning services. The Global Master Agreement, as originally written and as amended and restated in November 2018, establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries entered into local services agreements with certain members of HSBC’s group of companies in respect of countries in which the learning services have been provided by us. The initial term of the Global Master Agreement, as amended and restated in November 2018, is approximately three years, two months. HSBC has the right to extend the Global Master Agreement for one additional two-year term. The Global Master Agreement fixes the billing rates to be charged for most services to be provided by us for the initial term (years one to three) and the first year of the option term (year four). During the second year of the option term (year five), any increases in billing rates are restricted by reference to the level of indexation set out in the relevant local services agreement.

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

We obtain many of our significant contracts through a competitive bidding process. Competitive bidding presents a number of risks, including, without limitation:

•the need to compete against companies or teams of companies that may have more financial and marketing resources and more experience in bidding on and performing major contracts than we have;
•the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing;
•the need to compete to retain existing contracts that have in the past been awarded to us;
•the expense and delay that may arise if our competitors protest or challenge new contract awards;
•the need to submit proposals for scopes of work in advance of the completion of their design, which may result in unforeseen cost overruns;
•the substantial cost and managerial time and effort, including design, development and marketing activities necessary to prepare bids and proposals for contracts that we may not win;
•the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;
•the need to locate and contract with teaming partners and subcontractors; and
•the need to accurately estimate the resources and costs that will be required to perform over the term of the contract and any extension periods for any fixed price or fixed rate contract that we win.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $316.1 million and $349.8 million as of December 31, 2020 and 2019, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

As part of our growth strategy, we may continue to pursue selective acquisitions of businesses that broaden our service and product offerings, deepen our capabilities and allow us to enter attractive new domestic and international markets. Pursuit of acquisitions exposes us to many risks, including that:

•acquisitions may require significant capital resources and divert management's attention from our existing business;
•acquisitions could subject us to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition of a business that were not known to us at the time of the acquisition;
•we may incur significantly greater expenditures in integrating an acquired business than had been initially anticipated;
•acquisitions may create unanticipated tax and accounting problems; and
•acquisitions may result in a material weakness in our internal controls if we are not able to successfully establish and implement proper controls and procedures for the acquired business.

Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations. We can provide no assurances that we:

•will identify suitable acquisition candidates;
•can consummate acquisitions on acceptable terms;
•can successfully compete for acquisition candidates against larger companies with significantly greater resources;
•can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or
•will be able to retain an acquired company's significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

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

Our Credit Agreement contains operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•create, incur or assume certain liens;
•make certain restricted payments, investments and loans;
•create, incur or assume additional indebtedness or guarantees;
•create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries;
•engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions;
•pay dividends or redeem or repurchase our capital stock;
•alter the business that we and our subsidiaries conduct;
•engage in certain transactions with affiliates;
•modify the terms of certain indebtedness;
•prepay, redeem or purchase certain indebtedness; and
•make material changes to accounting and reporting practices.

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

Risks Related to our Financial Statements

We previously reported material weaknesses in our internal control over financial reporting related to our implementation of a new global enterprise resource planning system (ERP) on October 1, 2018, and subsequent post-implementation processing as well as our risk assessment over certain key financial processes. These weaknesses were remediated in 2020, however, it is possible that in future periods a previously remediated weakness could recur, or that a new weakness could be identified.

Internal controls related to the operation of technology systems and risk assessment over key financial processes are critical to maintaining adequate internal control over financial reporting. During 2019 and 2018, as disclosed in Part II, Item 9A, management identified material weaknesses in internal control related to ineffective controls over the implementation of the ERP system in the areas of user access and program change-management as well as ineffective risk assessment to ensure controls were designed and implemented to respond to the risks within the revenue and human resources processes as well as other processes within TTi Global, Inc (TTi Global). As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 and 2018. We have remediated these weaknesses as of December 31, 2020, however, it is possible that weaknesses could be identified in future periods in these or other areas, which could adversely affect our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affecting investor confidence in our financial statements and adversely impacting our stock price.

A substantial portion of our assets consists of goodwill and intangible assets, which are subject to impairment. We could incur material asset impairment charges in future periods.

Our acquisitions in recent years have not involved the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. As of December 31, 2020, we had goodwill of $120.6 million and other intangible assets of $5.7 million in connection with acquisitions. In accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows, change in market conditions, or a material decline in our stock price, among other things, may indicate potential impairment of recorded goodwill.

We tested our goodwill at the reporting unit level as of October 1, 2020 and 2019 and there was no indication of impairment. The Technical Performance Solutions and Latin America reporting units had fair values that exceeded their carrying value by less than 5% and 15%, respectively, as of the third quarter quantitative test. If the Technical Performance Solutions or Latin America reporting units fail to meet their financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment.

Human Capital Risks

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

Risk Related to Conducting International Business Operations

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 36%, 36% and 33% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We conduct our business globally. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. We may encounter challenges adapting to cultural differences compared to the U.S. International sales and operations might be subject to a variety of risks, including:
•greater difficulty in staffing and managing foreign operations;
•greater risk of uncollectible accounts;
•longer collection cycles;
•logistical and communications challenges;
•potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•changes in labor conditions, burdens and costs of compliance with a variety of foreign laws;
•political and economic instability;
•increases in duties and taxation;
•exchange rate risks;
•greater difficulty in protecting intellectual property;
•general economic and political conditions in these foreign markets;
•acts of war or terrorism or natural disasters, and limits on the ability of governments to respond to such acts;
•restrictions on the transfer of funds into or out of a particular country; or
•nationalization of foreign assets and other forms of governmental protectionism.

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

On January 31, 2020, the United Kingdom formally left the European Union (generally referred to as “Brexit”). The U.K. remained subject to the EU’s rules and regulations during a transition period that ended December 31, 2020.

A new trade deal ‘the UK-EU Trade and Co-operation Agreement (TCA) provisionally came into force on January 1, 2021 and will be formally ratified early in 2021. It sets out preferential arrangements in areas such as trade in goods and in services, digital trade, intellectual property, public procurement, aviation and road transport, energy, fisheries, social security coordination, law enforcement and judicial cooperation in criminal matters, thematic cooperation, and participation in Union programs. It is underpinned by provisions ensuring a level playing field and respect for fundamental rights.

The UK withdrawal from the EU could create new challenges in our operations, such as instability in global financial and foreign exchange markets. This instability could include volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations in the areas if cross-border trade in services, mobility and the use of personal data.

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

Approximately 36% of our revenue for the year ended December 31, 2020 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 16% of our revenue for the year ended December 31, 2020.  As a result, changes in the exchange rates of foreign currencies to the U.S. dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange gains or losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Legal/Regulatory Risks

We are subject to potential liabilities which are not covered by our insurance.

We engage in activities in which there are substantial risks of potential liability. We have provided services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and liquefied natural gas (LNG), environmental remediation, engineering design and construction management. We maintain a global insurance program (including general liability coverage) covering the businesses we currently own. Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

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

Risks Related to the Company’s Information Technology, Cybersecurity and Data Protection

A breach of our security measures (or security measures of third-parties we have engaged) could harm our business, results of operations and financial condition.

Our databases contain our confidential data and confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the European Union General Data Protection Regulation, the California Consumer Privacy Act and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. We have implemented security measures, both directly and with third-party subcontractors and service providers, with the intent of maintaining the security of any confidential information which has been entrusted to us against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. A party, including one of our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations. Third parties, including state actors and sophisticated criminal organizations, regularly target the information technology systems of U.S. companies. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks. The Company continually assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third party providers have required capabilities and controls, to address this risk. However, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. Many of our contracts require us to comply with specific data security requirements. If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients or other parties or subject to legal actions for breaching these data security requirements or other contractual confidentiality provisions. These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Risk Related to an Investment in Our Stock

The price of our common stock is highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•changes in economic and general market conditions;
•changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business;
•changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•sales of common stock by our directors, officers and significant stockholders;
•factors affecting securities of companies included in the Russell 2000 Index, in which our common stock is included;
•our failure to achieve operating results consistent with securities analysts' projections; and
•the operating and stock price performance of competitors.

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

We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results. Factors that may affect quarterly operating results in the future include:

•the overall level of services and products sold;
•the volume of publications shipped by our APS practice each quarter, because revenue and cost of publications contracts are recognized in the quarter during which the publications ships;
•fluctuations in project profitability;
•the gain or loss of material clients;
•the timing, structure and magnitude of acquisitions;
•participant training volume and general levels of outsourcing demand from clients in the industries that we serve;
•the budget and purchasing cycles of our clients, especially of the governments and government agencies that we serve;
•the commencement or completion of client engagements or services and products in a particular quarter;
•currency fluctuations; and
•the general lever of economic activity.

Accordingly, it is difficult for us to forecast our growth and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results.

Sagard Capital Partners, L.P. (Sagard) may exert influence over us and could delay or deter a change of control or other business combination or otherwise cause us to take actions with which other stockholders may disagree.

As of December 31, 2020, Sagard beneficially owned 3,639,367 shares or 21.1% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our authorized preferred stock and certain provisions in our amended and restated by-laws could make a third party acquisition of us difficult.

Our restated certificate of incorporation, as amended, (restated certificate), allows us to issue up to 10,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. In addition, our amended and restated bylaws provide, among other things, that stockholders seeking to bring business before or to nominate candidates for election as directors at an annual meeting of stockholders must provide us with timely advance written notice of their proposal in a prescribed form. Our amended and restated bylaws also provide that stockholders desiring to call a special meeting for any purpose, must submit to us a request in writing of stockholders representing at least 50% of the combined voting power of all issued and outstanding classes of capital stock and stating the purpose of such meeting. The ability to issue preferred stock and such provisions in our bylaws might have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might materially and adversely affect the market price of our common stock.

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

Our restated certificate allows us to redeem or otherwise dispose shares of our common stock owned by a foreign stockholder if certain U.S. Government agencies threaten termination of any of our contracts as a result of such an ownership interest. The U.S. Departments of Energy and Defense have policies regarding foreign ownership, control or influence over government contractors who have access to classified information, and might conduct an inquiry as to whether any foreign interest has beneficial ownership of 5% or more of a contractor’s or subcontractor’s voting securities. If either Department determines that an undue risk to the defense and security of the U.S. exists as a result of foreign ownership, control or influence over a government contractor (including as a result of a potential acquisition), it might, among other things, terminate the contractor’s or subcontractor’s existing contracts. Our restated certificate allows us to redeem or require the prompt disposition of all or any portion of the shares of our common stock owned by a foreign stockholder beneficially owning 5% or more of the outstanding shares of our common stock if either Department threatens termination of any of our contracts as a result of such an ownership interest. These provisions may have the additional effect of delaying, discouraging or preventing a change in control and might materially and adversely affect the market price of our common stock. In connection with the sale of shares of common stock to Sagard in December 2009, we agreed to render these provisions, as well as other anti-takeover measures, inapplicable to Sagard.

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease approximately 370,000 square feet of primarily office and related space at various locations throughout the U.S. and Europe and other countries in which we have operations. We occupy approximately 23,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025. We also lease offices to support our operations in 25 other cities across the U.S., including Troy, Michigan and we lease office space to support our international locations in Canada, the United Kingdom, Egypt, France, Germany, the Netherlands, Denmark, Poland, Sweden, Switzerland, South Africa, the United Arab Emirates, Romania, Turkey,

Australia, mainland China, Hong Kong, India, Japan, Malaysia, Singapore, Taiwan, Thailand, the Philippines, Argentina, Brazil, Chile, Colombia, and Mexico.

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

Item 4:           Mine Safety Disclosures

None.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GP Strategies Corporation shares are traded on the New York Stock Exchange (NYSE) under the symbol "GPX." The NYSE is the principal U.S. market for these shares. The number of shareholders of record of our common stock as of February 25, 2021 was 596. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GP Strategies Corporation, the NYSE Composite Index, and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
GP Strategies Corporation
NYSE Composite
Peer Group

         *$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
         Fiscal year ended December 31.

Company / Index	Year ended December 31,
Name	2015	2016	2017	2018	2019	2020
GP Strategies Corp.	$100.00	$113.90	$92.39	$50.22	$52.69	$47.23
NYSE Market Index	100.00	111.94	132.90	121.01	151.87	162.49
Peer Group Index	100.00	131.85	231.24	196.56	307.58	403.30

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2020:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
October 1 - 31, 2020	—	$—	—	$1,922,000
November 1 - 30, 2020	16,279(2)	$12.08	—	$1,922,000
December 1 - 31, 2020	862(2)	$12.36	—	$1,922,000

(1)Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)Includes shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018 and our consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2017 and 2016 and our consolidated balance sheet data as of December 31, 2018, 2017, and 2016 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Revenue	$473,107	$583,290	$515,160	$509,208	$490,559
Gross profit	77,262	89,213	77,743	82,027	80,157
Interest expense	2,934	6,058	2,945	3,132	1,568
Income before income tax expense(1)	8,610	22,369	14,763	19,689	30,034
Net income	7,068	15,189	9,836	12,891	20,247
Diluted earnings per share	0.41	0.90	0.59	0.76	1.21
(1)     For the year ended December 31, 2020, amount includes a $1.1 million gain on the sale of our Alternative Fuels Division on January 1, 2020 and a $5.0 million gain from the sale of our IC Axon Division on October 1, 2020. For the year ended December 31, 2019, amount includes a $12.1 million gain on the sale of our Tuition Program Management Business on October 1, 2019. (see Note 4 to the Consolidated Financial Statements)

	December 31,
Balance Sheet Data	2020	2019	2018	2017	2016
	(In thousands)
Cash	$23,076	$8,159	$13,417	$23,612	$16,346
Short-term borrowings	—	—	—	37,696	17,694
Working capital	99,928	92,918	103,944	49,785	59,859
Total assets	381,776	448,902	434,738	365,007	315,601
Long-term debt, including current maturities	12,748	82,870	116,500	28,000	40,000
Stockholders’ equity	223,346	209,914	186,569	188,054	167,496

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020 which are located in Item 8 of this report.

General Overview

GP Strategies is a leading workforce transformation partner - a truly dedicated global provider delivering custom solutions - from the C-suite to the frontline. We are a global performance improvement and learning solutions provider focused on improving the effectiveness of organizations by delivering innovative and superior training, consulting and business improvement services, customized to meet the specific needs of our clients. We also provide leadership development, sales training, platform adoption, management consulting, technical consulting services, learning outsourcing and multimedia solutions which enhance our customized learning capabilities and diversify our service offerings. Our transformation focus, combined with deep listening, a customer-centric approach, industry innovation and workforce expertise, helps clients achieve superior business and operating results through our evidence-driven and technology-agnostic recommendations. We believe we are a global leader with over five decades of experience in providing solutions to optimize workforce performance.

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

The service lines that have been least impacted by COVID-19 are those that do not require face-to-face contact. These service lines include human capital management system implementation services, eLearning and VILT content development services, and technical consulting services. Overall, these service lines have seen comparatively less negative impacts from COVID-19 and have experienced positive momentum related to modality shifts for learning.

The Company estimates that the impact of COVID-19 on its revenue for the twelve months ended December 31, 2020 was at least $80.3 million. We expect to continue to experience year over year revenue declines for the first quarter of 2021. The quarter ended June 30, 2020 was the most negatively impacted by COVID-19 due to the widespread global shutdowns. Our revenue increased in the third and fourth quarters of 2020 as compared to the second quarter of 2020. In addition, due to significant cost scaling and cost cutting measures enacted in the year ended December 31, 2020, we increased our Adjusted EBITDA in the third and fourth quarters of 2020 as compared to the second quarter of 2020. Refer to the definition of “Adjusted EBITDA” in the “Non-GAAP Information” section within this Item 7 for additional information. The Company’s cost cutting measures did not have a significant effect on costs for the first quarter of 2020 because the Company did not begin implementing substantial cost cutting measures until mid-March. At that time, the Company began implementing furloughs for billable employees where work had been delayed and certain layoffs of non-billable personnel. At the end of March, the Company initiated additional corporate-wide cost cutting measures effective April 1st, including compensation changes for director level and above employees, temporary salary reductions for certain managers, and mandatory paid time off of one day per week by non-billable personnel and billable personnel that were not fully billable during the second quarter of 2020.

In addition, the Company took various actions to maintain liquidity in response to the potential impacts of COVID-19, including significant cost cutting measures and working with our bank to amend our Credit Agreement to provide additional borrowing availability by temporarily raising our maximum leverage ratio from 3.0 to 1.0 to 3.75 to 1.0 for the remainder of 2020. As of December 31, 2020, our borrowing availability was $79.9 million. In addition, there are various government assistance programs we have taken advantage of to partially mitigate the cash flow effects of COVID-19, such as the deferral of employer payroll taxes in the U.S. and other subsidies in different regions of the world where we operate. Tax payment deferrals provided for under the Cares Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate totaled $10.4 million as of December 31, 2020, of which we expect to pay approximately $7.0 million in 2021, and $3.4 million in 2022.

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
The ultimate extent of the COVID-19 impact to the Company will depend on numerous evolving factors and future developments that we are not able to predict. Factors related to COVID-19 and its effects that could adversely affect our business and results of operations are outlined in “Item 1A - Risk Factors”.

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

Across our regional operating structure, the Company provides Workforce Transformation Services categorized into three primary solution sets:

•Organizational Performance Solutions (OPS) - focus is on managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions

•Technical Performance Solutions (TPS) - focus is on technical consulting services, enterprise technology adoption and HCM implementation services.

•Automotive Performance Solutions (APS) - provides sales enablement solutions, including custom product sales training and other customer loyalty and marketing relates services.

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

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our learning services offerings and capabilities. We believe the demand for learning and development services will continue to increase. In a knowledge based economy, this demand is driven by ever increasing technology, processes, products, and turnover of personnel. The rate and effectiveness of the transfer of knowledge to the workforce of our clients, their partners, and even their customers can positively impact their performance. We plan to meet this demand by continuously expanding our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions. Our acquisitions in recent years have added automotive industry training and platform adoption capabilities to our services offerings, strengthened our digital learning and custom training content development services in both the commercial and government sectors, and expanded our geographical reach. We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, technical consulting services. We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

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

Expand global platform. We believe international markets offer growth opportunities for our services. We established over twenty new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We intend to leverage our enhanced infrastructure as well as to further establish our global platform in order to deliver our comprehensive offerings to new and existing clients on a global basis. In our experience, many of our clients are seeking access to additional international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program. By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

Significant Events

Restructuring Activities

During the year ended December 31, 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance related to restructuring expense of $0.9 million related to these activities. These restructuring costs were completed in 2020. In addition during 2020, we initiated restructuring and transition activities to improve the efficiency of our general and administrative support functions. We recorded a $0.5 million restructuring cost to an outside consultant to perform a review and assessment for efficiency opportunities related to these activities. We expect to incur additional costs during the first half of 2021. These costs are included in restructuring charges on the consolidated statements of operations and were paid by the end of 2020. In addition to these restructuring charges, we also incurred $11.1 million of severance expense during the year ended December 31, 2020 relating to cost scaling measures due to the impact of COVID-19 and margin improvement initiatives enacted in 2020. This severance expense is included in cost of revenue, general & administrative expenses and sales and marketing expenses on our consolidated statements of operations.

In connection with the acquisition of TTi Global in December 2018, we initiated restructuring and transition activities during the year ending December 31, 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. For the year ended December 31, 2019, we recorded $1.6 million of restructuring charges in connection with these activities. These restructuring activities associated with the TTi Global acquisition were complete as of December 31, 2019. In addition to these restructuring charges, we also incurred $2.2 million of severance expense during the year ended December 31, 2019 relating to cost scaling measures which are included in cost of revenue, general & administrative expenses and sales and marketing expenses on our condensed consolidated statements of operations.

In December 2017, we announced a new organizational structure and plan to improve operating results by increasing organic growth and reducing operating costs. We also hired a chief sales officer in January 2018 to establish a structured and more centralized business development capability that will align our diverse market sector expertise with our service offerings. In connection with the reorganization, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. During the year ending December 31, 2017, we incurred restructuring charges of $3.3 million consisting primarily of severance costs and during the year ended December 31, 2018, we incurred restructuring charges of $2.9 million, consisting primarily of facility consolidation costs and severance expense. These restructuring activities were complete as of June 30, 2018. In addition to these restructuring charges, we also incurred $0.5 million of severance expense during the year ended December 31, 2018 relating to cost scaling measures which are included in cost of revenue, general & administrative expenses and sales and marketing expenses on our condensed consolidated statements of operations.

Divestitures

IC Axon Division

Effective October 1, 2020, we sold our IC Axon Division pursuant to a Stock Purchase Agreement with CM Canada Acquisitions, Inc., a wholly-owned subsidiary of ClinicalMind, LLC. The upfront cash purchase price was $28.0 million, subject to an adjustment based on the final determination of the business's working capital, of which $1.5 million was placed in escrow for 12 months. We recognized a pre-tax gain of $5.0 million, net of $0.3 million of direct selling costs, on the sale of the business. The gain represents the difference between the purchase price and the carrying value of the business, which was primarily $14.2 million of goodwill, $7.0 million of intangibles, $2.8 million of account receivables offset by liabilities of $1.9 million of deferred taxes. The IC Axon Division was part of the North America segment.
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

Sale of Tuition Program Management Business

On October 1, 2019, we sold our Tuition Program Management Business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which was held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which was received in full on October 9, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million.

Acquisitions

We did not complete any acquisitions in 2020 and 2019. Below is a summary of the acquisitions we completed during 2018. See Note 3 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2018 Acquisitions

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. (TTi Global) and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid upon closing on November 30, 2018, subject to reduction based on a minimum working capital requirement, as defined in the Share Purchase Agreement. During the year ending December 31, 2019, the seller paid us $0.9 million in settlement of the working capital adjustment. The acquired TTi Global business is included in the North America and Emerging Markets segments and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.
TTi Europe

On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The acquired TTi Europe business is included in the EMEA segment and the results of its operations have been included in the consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

IC Axon

On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. No contingent consideration was payable as the earnings target was not achieved. The acquired IC Axon business is included in the North America segment and the results of its operations have been included in the consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Hula Partners

On January 2, 2018, we acquired the business and certain assets of Hula Partners, a provider of SAP Success Factors Human Capital Management (HCM) implementation services. The purchase price was $10.0 million which was paid in cash at closing. The acquired Hula Partners business is included in the North America segment and the results of its operations have been included in the consolidated financial statements beginning January 2, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2020, December 31, 2019 and 2018, we repurchased approximately 255,000, 0 and 354,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.8 million, $0.0 million and $8.0 million, respectively. As of December 31, 2020, there was approximately $1.9 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2020 compared to the year ended December 31, 2019
During the year ended December 31, 2020, our revenue decreased $110.2 million, or 18.9%, to $473.1 million compared to $583.3 million for the year ended December 31, 2019. The revenue decrease was comprised of a $77.9 million decrease in our North America segment, a $17.9 million decrease in our EMEA segment and a $14.4 million decrease in our Emerging Markets segments.

We estimate that the impact of COVID-19 resulted in at least a $80.3 million decrease in our revenue in 2020 compared to 2019 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $19.3 million during 2020 due to discontinued revenue streams resulting from the sale of our IC Axon Division on October 1, 2020, our Alternative Fuels Division on January 1, 2020 and our Tuition Program Management Business on October 1, 2019. The foreign currency exchange rate changes resulted in a total $0.5 million decrease in U.S. dollar reported revenue during 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $16.0 million or 57.0% during the year ended December 31, 2020. The decrease in operating income largely resulted from a $12.0 million decrease in gross profit and a $6.1 million decrease on gains from sales of business partially offset by a $1.8 million decrease in general and administrative expenses. For 2020, the company incurred severance expense, that was partially offset by a change in our paid time off policy, that in net totaled $9.2 million. Of this amount, $6.0 million is reflected in cost of revenue and the remaining $3.2 million is in general and administrative expenses. For 2019, the company incurred severance expense of $2.2 million of which $2.0 million is reflected in cost of revenue and the remaining $0.2 million is in general and administrative expenses.

For the year ended December 31, 2020, we had income before income taxes of $8.6 million compared to $22.4 million for the year ended December 31, 2019. Net income was $7.1 million, or $0.41 per diluted share, for the year ended December 31, 2020 compared to $15.2 million, or $0.90 per diluted share, for 2019. Diluted weighted average shares outstanding were 17.4 million for the year ended December 31, 2020 compared to 16.9 million for the year ended December 31, 2019.

Revenue

	Years ended December 31,
	2020	2019
	(In thousands)
North America	$317,735	$395,603
EMEA	107,203	125,118
Emerging Markets	48,169	62,569
	$473,107	$583,290

North America revenue decreased $77.9 million or 19.7% during the year ended December 31, 2020 compared to the same period in 2019. The revenue decrease is primarily due to the following:

•approximately a $50.0 million decrease due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $19.3 million decrease due to divestiture of the IC Axon Division on October 1, 2020, our Alternative Fuels Division on January 1, 2020 and Tuition Program Management Business on October 1, 2019;
•a $2.2 million net increase in our OPS practice primarily due to an increase in content development services and the full ramp up of managed learning services outsourcing contracts awarded in 2019;
•a $4.4 million net decrease in our TPS practice primarily due to the decline in our shorter term project based work cycle due to the overall macro-economic conditions;
•a $5.5 million net decrease in our APS practice primarily due to the completion of several product launches with various automotive clients in 2019 that were not renewed or repeated in 2020; and
•a $0.5 million decrease in revenue due to changes in foreign currency exchange rates.

EMEA revenue decreased $17.9 million or 14.3% during the year ended December 31, 2020 compared to the same period in 2019. The revenue decrease is primarily due to the following:

•approximately a $18.8 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $0.5 million net decrease in our OPS practice primarily due to the overall macro-economic conditions impacting our shorter term project based work cycle;
•a $3.6 million net increase in our TPS practice primarily due to an increase from the apprentice program in the United Kingdom and an increase in scope with an aerospace industry customer;
•a $3.1 million net decrease in our APS practice primarily due to a contract completion with no replacement contract; and the overall macro-economic conditions impacting our shorter term project based work cycle; and
•a $1.0 million net increase in revenue due to changes in foreign currency exchange rates.

Emerging Markets revenue decreased $14.4 million or 23.0% during the year ended December 31, 2020 compared to the same period in 2019. The revenue decrease is primarily due to the following:

•approximately a $11.5 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $1.8 million net decrease in revenue comprised of minor decreases across our OPS, TPS and APS practices; and
•a $1.0 million net decrease in revenue due to changes in foreign currency exchange rates.

Gross profit

	Years ended December 31,
	2020		2019
	(In thousands except % Revenue)
		% Revenue		% Revenue
North America	$59,258	18.7%	$64,343	16.3%
EMEA	11,532	10.8%	14,916	11.9%
Emerging Markets	6,472	13.4%	9,954	15.9%
	$77,262	16.3%	$89,213	15.3%

North America gross profit of $59.3 million or 18.7% of revenue for the year ended December 31, 2020 decreased by $5.1 million or 7.9% when compared to gross profit of $64.3 million or 16.3% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $3.1 million partially offset by a $1.6 million decrease in expense due to a change in our paid time off policy in this segment which is included in cost of revenue during the year ended December 31, 2020 compared to $0.7 million of severance in the comparable period in 2019.

EMEA gross profit of $11.5 million or 10.8% of revenue for the year ended December 31, 2020 decreased by $3.4 million or 22.7% when compared to gross profit of $14.9 million or 11.9% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $3.7 million in this segment which is included in cost of revenue during the year ended December 31, 2020 compared to $1.3 million of severance in the comparable period in 2019.

Emerging Markets gross profit of $6.5 million or 13.4% of revenue for the year ended December 31, 2020 decreased by $3.5 million or 33.5% when compared to gross profit of $10.0 million or 15.9% of revenue for the same period in 2019 primarily due to the COVID-19 related revenue decreases noted above. In addition, we incurred severance expense of $0.8 million in this segment which is included in cost of revenue during the year ended December 31, 2020. There was no severance incurred in the year ended December 31, 2019.

General and administrative expenses

General and administrative expenses decreased $1.8 million or 2.8% from $64.5 million for the year ended December 31, 2019 to $62.7 million for the year ended December 31, 2020. We incurred a $3.5 million increase due to severance offset by a $0.3 million decrease in expense due to a change in our paid time off policy, $1.9 million decrease in amortization and bad debt, and the remaining $3.1 million decrease in other labor and expense reductions.

Sales and marketing expenses

Sales and marketing expenses decreased $0.7 million or 8.7% from $7.9 million for the year ended December 31, 2019 to $7.2 million for the year ended December 31, 2020 primarily due to lower labor and benefits expense.

Restructuring charges

Restructuring expense were $1.4 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. We recorded severance expense of $0.9 million and other restructuring costs of $0.5 million for the year ended December 31, 2020 which is included in restructuring charges on the consolidated statements of operations and which was paid by the end of 2020. In connection with the acquisition of TTi Global in December 2018, we initiated restructuring and transition activities in the year ending December 31, 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. We recognized restructuring charges of $1.6 million during the year ended December 31, 2019 relating to these restructuring activities.

Gain on change in fair value of contingent consideration, net

For the year ended December 31, 2020, we did not have any outstanding contingent consideration liabilities related to prior acquisitions. We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.7 million for the year ended December 31, 2019.

Gain on Sale of Business

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. Effective October 1, 2020, we sold our IC Axon Division pursuant to a Stock Purchase Agreement with CM Canada Acquisitions, Inc., a wholly-owned subsidiary of ClinicalMind, LLC. We recognized a pre-tax gain of $5.0 million, net of $0.3 million of direct selling costs, on the sale of the business.

On October 1, 2019, we sold our Tuition Program Management Business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business.

Interest expense

Interest expense decreased $3.1 million to $2.9 million for the year ended December 31, 2020 compared to $6.1 million for the year ended December 31, 2019. The net decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the same period in 2019.

Other income (expense)

Other expense was $0.5 million compared to other income of $0.4 million for the years ended December 31, 2020 and 2019, respectively. The change in other income (expense) was primarily due to a $0.5 million gain in year ended December 31, 2019 related to a divested business, a $0.3 million lease impairment in the year ended December 31, 2020, and $0.3 million increase in other expenses partially offset by $0.1 million increase in joint venture income.

Income tax expense

Income tax expense was $1.5 million for the year ended December 31, 2020 compared to $7.2 million for the year ended December 31, 2019. Our effective income tax rate was 17.9% and 32.1% for the years ended December 31, 2020 and 2019, respectively. The decrease in the effective income tax rate compared to 2019 was primarily due to the tax effect of the sale of a subsidiary, partially offset by an increase in the valuation allowance on deferred tax assets. See Note 10 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

Results of Operations for Fiscal 2019 compared to 2018
Year ended December 31, 2019 compared to the year ended December 31, 2018
During the year ended December 31, 2019, our revenue increased $68.1 million, or 13.2%, to $583.3 million compared to $515.2 million for the year ended December 31, 2018. The revenue increase was comprised of a $29.1 million increase in our North America segment, a $8.8 million increase in our EMEA segment and a $30.2 million increase in our Emerging Markets segments. Foreign currency exchange rate changes resulted in a total $7.5 million decrease in U.S. dollar reported revenue during 2019. The changes in revenue and gross profit are discussed in further detail below by segment.

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

Revenue

	Years ended December 31,
	2019	2018
	(In thousands)
North America	$395,603	$366,481
EMEA	125,118	116,296
Emerging Markets	62,569	32,383
	$583,290	$515,160

North America revenue increased $29.1 million or 7.9% during the year ended December 31, 2019 compared to the same period in 2018. The revenue increase is primarily due to the following:

•a $5.2 million increase due to the IC Axon business acquisition on May 1, 2018 and a $7.7 million increase due to the acquisitions of TTi Global on November 30, 2018;
•a $7.4 million net increase in our OPS practice primarily due to an increase in revenue for managed learning and training content development services associated with new training outsourcing contracts;
•a $0.8 million net increase in our TPS practice primarily due to an increase in chemical demilitarization training services for the U.S. government and an increase in disaster relief services, partially offset by a decrease in engineering and technical training services;
•a $8.5 million net increase in our APS practice primarily due to new vehicle launch events and other new projects for automotive clients; and
•a $0.7 million decrease in revenue due to changes in foreign currency exchange rates.
EMEA revenue increased $8.8 million or 7.6% during the year ended December 31, 2019 compared to the same period in 2018. The revenue increase is primarily due to the following:

•a $11.5 million increase due to the acquisitions of TTi Global on November 30, 2018 and TTi Europe on August 7, 2018;
•a $1.7 million net increase in our OPS practice primarily due to an increase in revenue for managed learning and training content development services associated with new training outsourcing contracts;
•a $2.2 million net increase in our TPS practice primarily due to an increase in vocational skills training services provided to the UK government;
•a $0.9 million net decrease in our APS practice primarily due to new projects for EMEA automotive clients; and
•a $5.8 million decrease in revenue due to changes in foreign currency exchange rates.

Emerging Markets revenue increased $30.2 million or 93.2% during the year ended December 31, 2019 compared to the same period in 2018. The revenue increase is primarily due to the following:

•a $29.9 million increase due to the acquisitions of TTi Global on November 30, 2018;
•a $6.1 million net increase in our OPS practice primarily due to an increase in revenue for managed learning and training content development services associated with new training outsourcing contracts;
•a $0.4 million net decrease in our TPS practice primarily due to a decline in engineering and technical training services;
•a $4.5 million net decrease in our APS practice primarily due to a decline in new projects for Latin America and Asia Pacific automotive clients; and
•a $1.0 million decrease in revenue due to changes in foreign currency exchange rates.

Gross profit

	Years ended December 31,
	2019		2018
		% Revenue		% Revenue
	(In thousands except % revenue)
North America	$64,343	16.3%	$56,434	15.4%
EMEA	14,916	11.9%	15,246	13.1%
Emerging Markets	9,954	15.9%	6,063	18.7%
	$89,213	15.3%	$77,743	15.1%

North America gross profit of $64.3 million or 16.3% of revenue for the year ended December 31, 2019 increased by $7.9 million or 14.0% when compared to gross profit of $56.4 million or 15.4% of revenue for the same period in 2018 primarily due to the revenue increases noted above.

EMEA gross profit of $14.9 million or 11.9% of revenue for the year ended December 31, 2019 decreased by $0.3 million or 2.2% when compared to gross profit of $15.2 million or 13.1% of revenue for the same period in 2018 primarily due to the lower margins associated with the TTi Global and TTi Europe acquisitions as well as an increase in severance costs of $0.8 million when comparing 2019 to 2018.

Emerging Markets gross profit of $10.0 million or 15.9% of revenue for the year ended December 31, 2019 increased by $3.9 million or 64.2% when compared to gross profit of $6.1 million or 18.7% of revenue for the same period in 2018 primarily due to the revenue increases noted above. The lower gross margin percent is driven primarily by the lower gross margins for the TTi Global acquired business.

General and administrative expenses

General and administrative expenses increased $9.6 million or 17.6% from $54.8 million for the year ended December 31, 2018 to $64.5 million for the year ended December 31, 2019. The increase in general and administrative expenses is primarily due to a $4.5 million increase in G&A expense associated with the acquired TTi businesses and a $2.0 million increase due to internal labor costs that were capitalized in connection with our financial system implementation in 2018 but that are included in G&A expense in 2019. In addition, there was a $2.8 million increase in bad debt expense primarily due to an additional reserve of $2.2 million recognized in the year ending December 31, 2019 resulting from a settlement agreement relating to outstanding accounts receivable on a contract that was previously terminated by a foreign oil and gas client in 2017. There was also a $0.3 million net increase in miscellaneous other G&A expenses largely due to an increase in external accounting and tax consulting fees.

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

Restructuring charges

Restructuring expense were $1.6 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively. In connection with the acquisition of TTi Global. in December 2018, we initiated restructuring and transition activities in the year ended December 31, 2019 to reduce costs and eliminate redundant positions to realize synergies with the acquired business. We recognized restructuring charges of $1.6 million during the year ended December 31, 2019 relating to these restructuring activities. During the year ended December 31, 2018, we recognized $2.9 million of restructuring charges in connection with the reorganization that was initiated in December 2017.

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

Interest expense

Interest expense increased $3.1 million to $6.1 million for the year ended December 31, 2019 compared to $2.9 million for the year ended December 31, 2018. The net increase is due to a $2.0 million increase in interest expense due to both an increase in interest rates and higher borrowings under the Credit Agreement, as well as a $1.1 million non-recurring reversal of an interest accrual during the year ending December 31, 2018 related to an unremitted value-added tax associated with prior year client billings which was favorably settled during the year ending December 31, 2018.

Other income (expense)

Other income was $0.4 million compared to other expense of $1.9 million for the years ended December 31, 2019 and 2018, respectively. The increase in other income was primarily due to a $1.6 million decrease in foreign currency losses primarily related to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. There was also a net $0.8 million improvement in other income due to a $0.5 million gain in the year ended December 31, 2019 related to a divested business for which a $0.3 million loss on disposal was included in other expense during the year ended December 31, 2018. In addition, there was a $0.4 million increase in miscellaneous other income. Partially offsetting these improvements was a $0.4 million loss on a litigation settlement, including legal costs, during the year ended December 31, 2019, which is included in other income (expense).

Gain on sale of business

On October 1, 2019, we sold our Tuition Program Management Business pursuant to an Asset Purchase Agreement with Bright
Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which was held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which was received in full on October 9, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2020, our working capital increased $7.0 million from $92.9 million at December 31, 2019 to $99.9 million at December 31, 2020. We believe that cash generated from operations and borrowings available under our Credit Agreement ($79.9 million of available borrowings as of December 31, 2020 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months. This belief does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or unanticipated uses of cash. The anticipated cash needs of our business could change significantly if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future results of operations;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, the information contained under the heading “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2020.

As of December 31, 2020, the amount of cash held outside of the U.S. by foreign subsidiaries was $21.9 million. The Tax Cuts and Jobs Act of 2017 includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2020, 2019 and 2018, we repurchased approximately 255,000, 0 and 354,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.8 million, $0.0 million and $8.0 million respectively. As of December 31, 2020, there was approximately $1.9 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Proceeds from Divestitures

Effective October 1, 2020, we sold our IC Axon Division pursuant to a Stock Purchase Agreement with CM Canada Acquisitions, Inc., a wholly-owned subsidiary of ClinicalMind, LLC. The upfront cash purchase price was $28.0 million, of which $1.5 million was placed in escrow for 12 months, subject to an adjustment based on the working capital of the IC Axon Division as of October 1, 2020.

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The purchase price is up to $4.8 million, subject to adjustment based on a final calculation of net working capital as defined in the asset purchase agreement. Of the total purchase consideration, we received an advance payment of $1.5 million on December 31, 2019 and the remaining upfront consideration of $3.5 million on January 2, 2020 based on the estimated net working capital. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. The purchase price adjustment for closing net working capital was finalized during the first quarter of 2020.

On October 1, 2019, we sold our Tuition Program Management Business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which was held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which was received in full on October 9, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million.

Disbursements related to Acquisitions

We did not complete any acquisitions in 2020 and 2019. Below is a summary of the acquisitions we completed during 2018.

TTi Global
On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. (TTi Global) and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid at closing on November 30, 2018. The final purchase price allocation above was adjusted during 2019 based on the finalization of the working capital adjustment, as defined in the Share Purchase Agreement, and other purchase accounting adjustments identified during the measurement period. During the third quarter of 2019, the seller paid us $0.9 million in settlement of the working capital adjustment. The purchase price allocation for the acquisition includes $4.4 million of a customer-related intangible asset which is being amortized over nine years and $0.5 million of a marketing-related intangible asset which was amortized over one year from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Global business is included in the North America and Emerging Markets segments and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

TTi Europe
On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The purchase price allocation for the acquisition primarily includes $0.8 million of a customer-related intangible asset which is being amortized over nine years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Europe business is included in the EMEA segment and the results of its operations have been included in the consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

IC Axon
On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The purchase price allocation for the acquisition includes $10.4 million of a customer-related intangible asset which is being amortized over eight years and $0.2 million of a marketing-related intangible assets being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the North America segment and the results of its operations have been included in the consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Hula Partners
On January 2, 2018, we acquired the business and certain assets of Hula Partners, a provider of SAP Success Factors Human Capital Management (HCM) implementation services. The purchase price was $10.0 million which was paid in cash at closing. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. The purchase price allocation for the acquisition includes $1.4 million of a customer-related intangible asset which is being amortized over four years and $0.1 million of a marketing-related intangible asset which is being amortized over two years from the acquisition date. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Hula Partners business is included in the North America segment and the results of its operations have been included in the consolidated financial statements beginning January 2, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Significant Customer and Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services sector. Revenue from the automotive industry accounted for approximately 25%, 28% and 23% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14%, 13% and 14% of our consolidated revenue for the years ended December 31, 2020 , 2019 and 2018, respectively. As of December 31, 2020 and 2019, accounts receivable from a single automotive customer totaled $16.7 million, or 15%, and $17.2 million, or 13%, of our consolidated accounts receivable balance, respectively.

Revenue from the financial services industry accounted for approximately 17%, 16% and 19% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9%, 10% and 13% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, billed and unbilled accounts receivable from a single financial services customer totaled $7.2 million, or 5%, and $15.4 million, or 8% of our consolidated accounts receivable and unbilled revenue balances, respectively. No other single customer accounted for more than 10% of our consolidated revenue in 2020 or consolidated accounts receivable balance as of December 31, 2020.

Cash Flows

Year ended December 31, 2020 compared to the year ended December 31, 2019

Our cash balance increased $14.9 million from $8.2 million as of December 31, 2019 to $23.1 million as of December 31, 2020. The increase in cash during the year ended December 31, 2020 resulted from cash provided by operating activities of $59.0 million, cash provided by investing activities of $29.5 million, cash used in financing activities of $76.3 million and a $2.7 million positive effect due to exchange rate changes on cash.

Cash provided by operating activities was $59.0 million for the year ended December 31, 2020 compared to $13.4 million in 2019.  The increase in cash provided by operating activities is primarily due to an improvement in cash collections of accounts receivable during the year ended December 31, 2020 compared to the same period in 2019.

Cash provided by investing activities was $29.5 million for the year ended December 31, 2020 compared $16.0 million in 2019.
The increase in cash from investing activities is primarily due to cash proceeds from the sale of our Alternative Fuels Division on January 1, 2020 and IC Axon Division on October 1, 2020.

Cash used in financing activities was $76.3 million for the year ended December 31, 2020 compared to $32.3 million in 2019. The increase in cash used in financing activities is primarily due to increased net repayments of borrowings under our Credit Agreement.

Year ended December 31, 2019 compared the year ended December 31, 2018

For a comparison of our cash flows for the years ended December 31, 2019 and 2018, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

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

Borrowings under the Credit Agreement may be in the form of Base Rate loans or Euro-Rate loans, at the option of the borrowers, and bear interest at the Base Rate plus 0.25% to 1.25% or the Daily Adjusted London Inter-bank Offered Rate (LIBOR) plus 1.25% to 2.25% respectively. Base Rate loans will bear interest at a fluctuating per annum Base Rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily Adjusted LIBOR, plus 100 basis points (1.0%); plus an Applicable Margin. Determination of the Applicable Margin is based on a pricing grid that is generally dependent upon the Company's Leverage Ratio (as defined) as of the end of the fiscal quarter for which consolidated financial statements have been most recently delivered. We may prepay the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.0 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of December 31, 2020, our leverage ratio was 0.5 to 1.0 and our interest expense coverage ratio was 9.1 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of December 31, 2020, there were $12.7 million of borrowings outstanding and $79.9 million of available borrowings under the revolving loan facility based on our leverage ratio.

For the year ended December 31, 2020 and 2019, the weighted average interest rate on our borrowings was 2.6% and 4.5%, respectively. As of December 31, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.1 million of unamortized debt issue costs related to the Credit Agreement as of December 31, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2020 (in thousands):

	Payments due in
	2021	2022-2023	2024-2025	After 2025	Total
Operating lease commitments	$5,957	$8,570	$6,236	$3,616	$24,379
Purchase commitments (1)	6,392	4,575	—	—	10,967
Total	$12,349	$13,145	$6,236	$3,616	$35,346

(1)	Excludes purchase orders for goods and services entered into by us in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

Off-Balance Sheet Commitments

As of December 31, 2020, we had outstanding letters of credit totaling approximately $0.4 million, which expire by 2022. In addition, as of December 31, 2020, we had two outstanding performance bonds totaling $6.6 million primarily for contracts in our Alternative Fuels Division. We do not have any off-balance sheet financing except for short-term operating leases and letters of credit entered into in the normal course of business.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, impairment of intangible assets, including goodwill, and income taxes, which are summarized below. In addition, Note 1 to the accompanying Consolidated Financial Statements includes further discussion of our significant accounting policies.

Revenue Recognition

We account for revenue in accordance with Accounting Standard Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC Topic 606), which we adopted on January 1, 2018, using the modified retrospective method. Revenue is measured based on the consideration specified in a contract with a customer. Most of our contracts with customers contain transaction prices with fixed consideration, however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in ASC Topic 606. Further details regarding our revenue recognition for various revenue streams are discussed below.
Nature of goods and services
Over 90% of our revenue is derived from services provided to our customers for training, consulting, technical and other services. Less than 10% of our revenue is derived from various other offerings including custom magazine publications and assembly of glovebox portfolios for automotive manufacturers, licenses of software and other intellectual property, and software as a service (SaaS) arrangements.

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

For fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not necessarily based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other measures of performance. The majority of our fixed price contracts meet the criteria in ASC Topic 606 for over time revenue recognition. For these contracts, revenue is recognized using a costs incurred input method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of progress to depict the transfer of control to the customer since performance primarily involves personnel costs and services provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer is required to pay us for the proportionate amount of our fees in the event of contract termination. A small portion of our fixed price contracts do not meet the criteria in ASC Topic 606 for over time revenue recognition. For these projects, we defer revenue recognition until the performance obligation is satisfied, which is generally when the final deliverable is provided to the client. The direct costs related to these projects are capitalized and then recognized as cost of revenue when the performance obligation is satisfied.

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the costs incurred input method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods to our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $(0.8) million, $1.8 million, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For certain fixed-fee per transaction and fixed price contracts, such as for the shipping of publications and print materials, revenue is recognized at the point in time at which control is transferred which is upon delivery, as the over time revenue recognition criteria per ASC 606-10-25-27 are not met.

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.
Contract Related Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue, and deferred revenue on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of October 1st and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. We have six reporting units for purposes of goodwill impairment testing. Our North America operating segment is comprised of three reporting units based on our primary solution sets. The remaining three reporting units are EMEA, Latin America and Asia Pacific.

Our goodwill balances as of December 31, 2020 for each operating segment were as follows (in thousands):

North America	$85,517
EMEA	26,534
Emerging Markets	8,538
$120,589

ASC Topic 350, Intangibles - Goodwill and Other (ASC Topic 350), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  As a result of our July 1, 2020 segment reorganization, we determined a triggering event occurred and performed a quantitative goodwill impairment test during the third quarter of 2020. For our annual goodwill impairment tests as of October 1, 2020 we performed a qualitative goodwill impairment test and October 1, 2019, we performed a quantitative goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values and there were no indications of impairment. The Technical Performance Solutions and Latin America reporting units had fair values that exceeded their carrying value by less than 5% and 15%, respectively, at the time of the quantitative test performed during the third quarter of 2020. If the Technical Performance Solutions or Latin America reporting units fail to meet their financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future.

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

We determine the fair value of our reporting units using both an income approach and a market approach, and weigh both approaches to determine the fair value of each reporting unit. Under the income approach, we perform a discounted cash flow analysis which incorporates management’s cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (WACC) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium.   In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

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

Non-GAAP Information
This Form 10-K references Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization), a widely used non-GAAP financial measure of operating performance. It is presented as supplemental information that the Company believes is useful to investors to evaluate its results because it excludes certain items that are not directly related to the Company’s core operating performance. In particular, we believe that certain gains and charges, such as the gain on sale of business, legal acquisition and transaction costs, restructuring charges and severance expense, while difficult to predict in the current environment, will vary significantly and make a year to year comparison of net income less useful to investors than a comparison of Adjusted EBITDA in understanding the impact of COVID-19 and related effects on our results of operations.

Adjusted EBITDA is calculated by adding back to net income interest expense, income tax expense, depreciation and amortization, non-cash stock compensation expense and other unusual or infrequently occurring items. For the periods presented these other items are stock compensation related to severance, restructuring charges, severance expense, change in paid time off policy, gain on change in fair value of contingent consideration, net, ERP implementation costs, foreign currency transaction (gains) losses, legal acquisition and transaction costs, impairment of operating lease right-of-use assets, gain on sale of business and loss on settlement with foreign oil and gas client.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Non-GAAP Reconciliation – Adjusted EBITDA

Years ended December 31, 2020 and 2019
(In thousands)

	2020	2019
Net income	$7,068	15,189
Interest expense	2,934	6,058
Income tax expense	1,542	7,180
Depreciation and amortization	7,879	9,482
EBITDA	19,423	37,909
Adjustments:
Non-cash stock compensation expense	6,256	5,595
Stock compensation related to severance	1,721	—
Restructuring charges	1,387	1,639
Severance expense	9,372	2,232
Change in paid time off policy	(1,894)	—
Gain on change in fair value of contingent consideration, net	—	(677)
ERP implementation costs	—	2,188
Foreign currency transaction losses	747	718
Legal acquisition/divestiture and transaction costs	1,922	1,291
Impairment of operating lease right-of-use asset	255	—
Gain on sale of business	(6,064)	(12,126)
Loss on settlement with foreign oil & gas client	—	2,154
Adjusted EBITDA	$33,125	$40,923

Item 7A:           Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $140.0 million. As of December 31, 2020, we had $12.7 million outstanding under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Adjusted London Interbank Offered Rate (LIBOR rate). If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have entered into interest rate derivative contracts. As of December 31, 2020, we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.
We estimate that the fair value of our borrowings under our revolving credit facility approximates its carrying value as of December 31, 2020 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.7 million, $0.7 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Most of our foreign subsidiaries operate in a currency other than the U.S. dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relates to functional currency assets and liabilities that are denominated in the British Pound Sterling, Euro and Canadian dollar. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar are reflected in "Foreign currency translation adjustments” on our Consolidated Statements of Comprehensive Income. We have not used any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations.

Item 8:           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 in accordance with the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

    Revenue recognition - estimated total cost to complete of fixed-price contracts

As discussed in note 2 to the consolidated financial statements, the Company reported revenue of $473.1 million, a portion of which related to fixed price contracts. The Company recognizes revenue over time for certain fixed price contracts, which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects. The Company uses a cost incurred input method for these contracts based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The estimated cost to complete each contract is required to assess the proportion of revenues to recognize based upon the costs incurred-to-date in comparison to the total estimate of costs to complete the contract. The estimated cost to complete each contract incorporates assumptions of labor productivity and availability based on the complexity of the work to be performed and the performance of subcontractors.

We identified the evaluation of the estimate of costs to complete certain fixed price contracts that remained open as of December 31, 2020 as a critical audit matter. The assumptions used in estimating the costs to complete include the amount of future labor costs and subcontract costs which are subjective and required a high-degree of judgment. Changes to those assumptions may have a significant impact on the revenue recognized.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the development of estimates regarding the amount of future labor and subcontract costs. We assessed the Company’s ability to accurately estimate costs to complete by comparing historical estimates to actual results for a selection of contracts. We evaluated the estimate of costs to complete for a sample of fixed price contracts that remained open as of December 31, 2020 by:

●    reading the underlying contract and related amendments to obtain an understanding of the contractual requirements and related performance obligations;

●    comparing the costs incurred to-date to the relative progress towards completion of the contract;

●    inquiring with Company personnel and obtaining corroborating evidence, if relevant, regarding overall contract status and expected timing of completion as well as significant assumptions including labor hours and subcontractor costs utilized in the estimated costs to complete of the sampled fixed price contract;

●    considering, if relevant, the estimated costs to complete on similar or predecessor contracts; and

●    inspecting correspondence, if any, between the Company and the customer regarding actual to date and expected performance.

    Recoverability of goodwill for the Technical Performance Solutions reporting unit

As discussed in note 5 to the consolidated financial statements, the Company reported goodwill of $120.6 million and an additional $35.9 million included within assets held for sale, of which $77.9 million related to the Technical Performance Solutions (TPS) reporting unit. The Company performs goodwill impairment testing on an annual basis during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Determining the fair value of a reporting unit often involves the use of estimates and assumptions that require significant judgment and that could have a substantial impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

We identified the recoverability of goodwill for the TPS reporting unit as a critical audit matter. The estimated fair value of the TPS reporting unit exceeded its carrying value by less than 5% as of the testing date, indicating a higher risk that the goodwill may be impaired and, therefore, involved a high degree of complex auditor judgment. Specifically, the revenue growth rates and the discount rate assumptions used to calculate the fair value of the reporting unit were challenging to test as minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair value of the reporting unit, and the development of the revenue growth rates and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates for the TPS reporting unit, by comparing the Company’s forecasted growth assumptions to actual growth rates of the Company, and to the Company’s and peer companies’ analyst reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

●    Evaluating the overall reasonableness of the long-term growth rate assumption by comparing it to third party industry reports and performing a sensitivity analysis over the long-term growth rate;

●    Evaluating the Company’s methodology used to develop the discount rate; and

●    Evaluating the Company’s determination of the discount rate, by comparing it against a discount rate range that was developed using publicly available market data for comparable entities.

 /s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1970.
Baltimore, Maryland
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GP Strategies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited GP Strategies Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Baltimore, Maryland
March 12, 2021

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019
(In thousands, except shares and par value per share)

	2020	2019
Assets
Current assets:
Cash	$23,076	$8,159
Accounts and other receivables, less allowance for credit losses of $3,086 in 2020 and $1,132 in 2019	110,575	131,852
Unbilled revenue	28,100	57,229
Prepaid expenses and other current assets	15,186	19,115
Assets held for sale	42,463	—
Total current assets	219,400	216,355
Property, plant and equipment, net	4,650	5,803
Operating lease right-of-use assets	20,862	27,251
Goodwill	120,589	171,563
Intangible assets, net	5,656	16,344
Deferred tax assets	1,425	1,121
Other assets, net	9,194	10,465
	$381,776	$448,902
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$91,572	$92,332
Current portion of operating lease liability	5,523	7,871
Deferred revenue	16,509	23,234
Liabilities held for sale	5,868	—
Total current liabilities	119,472	123,437
Long-term debt	12,748	82,870
Long-term portion of operating lease liability	16,260	22,159
Deferred tax liabilities	4,028	7,439
Other noncurrent liabilities	5,922	3,083
Total liabilities	158,430	238,988

Stockholders’ equity:
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,276,474 shares in 2020 and 17,222,781 in 2019	173	172
Additional paid-in capital	103,225	102,319
Retained earnings	138,296	131,228
Treasury stock, at cost (3,202 shares in 2020 and 190,115 shares in 2019)	(25)	(4,070)
Accumulated other comprehensive loss	(18,323)	(19,735)
Total stockholders’ equity	223,346	209,914
	$381,776	$448,902

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

 Years ended December 31, 2020, 2019 and 2018
(In thousands, except per share data)

	2020	2019	2018
Revenue	$473,107	$583,290	$515,160
Cost of revenue	395,845	494,077	437,417
Gross profit	77,262	89,213	77,743
General and administrative expenses	62,694	64,492	54,848
Sales and marketing expenses	7,190	7,875	4,798
Restructuring charges	1,387	1,639	2,930
Gain on change in fair value of contingent consideration, net	—	677	4,438
Gain on sale of business	6,064	12,126	—
Operating income	12,055	28,010	19,605
Interest expense	2,934	6,058	2,945
Other income (expense) (including interest income of $66 in 2020, $50 in 2019, and $8 in 2018)	(511)	417	(1,897)
Income before income tax expense	8,610	22,369	14,763
Income tax expense	1,542	7,180	4,927
Net income	$7,068	$15,189	$9,836

Basic weighted average shares outstanding	17,131	16,827	16,608
Diluted weighted average shares outstanding	17,415	16,861	16,696

Per common share data:
Basic earnings per share	$0.41	$0.90	$0.59
Diluted earnings per share	$0.41	$0.90	$0.59

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net income	$7,068	$15,189	$9,836
Foreign currency translation adjustments	1,412	1,955	(6,914)
Change in fair value of interest rate cap, net of tax	—	—	142
Change in fair value of interest rate swap, net of tax	—	—	(63)
Comprehensive income	$8,480	$17,144	$3,001

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2020, 2019 and 2018
(In thousands except par value)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2017	$172	$107,256	$106,599	$(11,118)	$(14,855)	$188,054
Cumulative effect adjustment of adopting ASU 2014-09	—	—	(396)	—	—	(396)
Adjusted balance at December 31, 2017	172	107,256	106,203	(11,118)	(14,855)	187,658
Net income	—	—	9,836	—	—	9,836
Foreign currency translation adjustments	—	—	—	—	(6,914)	(6,914)
Change in fair value of interest rate cap, net of tax					142	142
Change in fair value of interest rate swap, net of tax					(63)	(63)
Repurchases of common stock in the open market	—	—	—	(7,993)	—	(7,993)
Stock-based compensation expense	—	1,350	—	—	—	1,350
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(416)	—	—	—	(416)
Issuance of stock for employer contributions to retirement plan	—	(867)	—	3,827	—	2,960
Net issuances of stock pursuant to stock compensation plans and other	—	(1,473)	—	1,482	—	9
Balance at December 31, 2018	172	105,850	116,039	(13,802)	(21,690)	186,569
Net income	—	—	15,189	—	—	15,189
Foreign currency translation adjustments	—	—	—	—	1,955	1,955
Stock-based compensation expense	—	2,617	—	—	—	2,617
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(278)	—	—	—	(278)
Issuance of stock for employer contributions to retirement plan	—	(2,251)	—	5,229	—	2,978
Net issuances of stock pursuant to stock compensation plans and other	—	(3,619)	—	4,503	—	884
Balance at December 31, 2019	172	102,319	131,228	(4,070)	(19,735)	209,914
Net income	—	—	7,068	—	—	7,068
Foreign currency translation adjustments	—	—	—	—	1,412	1,412
Repurchases of common stock in the open market	—	—	—	(1,833)	—	(1,833)
Stock-based compensation expense	—	4,940	—		—	4,940
Shares withheld in exchange for tax withholding payments on stock-based compensation		(325)				(325)
Issuance of stock for employer contributions to retirement plan	1	(951)	—	3,987	—	3,037
Net issuances of stock pursuant to stock compensation plans and other	—	(2,758)	—	1,891	—	(867)
Balance at December 31, 2020	$173	$103,225	$138,296	$(25)	$(18,323)	$223,346
See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$7,068	$15,189	$9,836
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	—	(677)	(4,438)
Gain on sale of business	(6,064)	(12,126)	—
Depreciation and amortization	7,879	9,482	7,921
Non-cash compensation expense	7,977	5,595	4,310
Deferred income taxes	(2,151)	(1,086)	876
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	15,979	(23,803)	23,092
Unbilled revenue	27,032	23,473	(36,868)
Prepaid expenses and other current assets	1,002	421	705
Accounts payable, accrued expenses and net change in operating leases	3,206	(4,859)	8,110
Deferred revenue	(560)	(326)	(2,094)
Other	(2,376)	2,117	(240)
Net cash provided by operating activities	58,992	13,400	11,210

Cash flows from investing activities:
Additions to property, plant and equipment	(1,630)	(2,315)	(2,834)
Proceeds from sale of business	31,261	20,048	—
Acquisitions, net of cash acquired	—	850	(55,290)
Capitalized software development costs	(102)	(2,632)	(3,544)
Other investing activities	—	—	(86)
Net cash provided by (used in) investing activities	29,529	15,951	(61,754)

Cash flows from financing activities:
Repayment of short-term borrowings	—	—	(37,577)
Proceeds from long-term debt	154,752	178,750	146,000
Repayments of long-term debt	(224,873)	(212,380)	(57,500)
Change in negative cash book balance	(3,701)	1,932	(1,278)
Repurchases of common stock	(1,833)	—	(8,522)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(325)	(278)	(416)
Cash proceeds from termination of interest rate derivatives	—	—	544
Payment of debt issuance costs	(298)	(303)	(1,231)
Other financing activities	—	—	10
Net cash provided by (used in) financing activities	(76,278)	(32,279)	40,030

	2020	2019	2018

Effect of exchange rate changes on cash	2,674	(2,330)	319
Net change in cash	14,917	(5,258)	(10,195)
Cash at beginning of year	8,159	13,417	23,612
Cash at end of year	$23,076	$8,159	$13,417

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,193	$5,831	$3,741
Income taxes	$5,555	$4,327	$4,528

Non-cash financing activities:
Accrued share repurchases	$—	$—	$(529)
Accrued contingent consideration	$—	$—	$905

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(1)Description of Business and Significant Accounting Policies

Business

GP Strategies is a leading workforce transformation partner.. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

FASB Codification

We follow United States Generally Accepted Accounting Principles (U.S. GAAP) set by the Financial Accounting Standards Board (FASB). References to U.S. GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as ASC.

Basis of Consolidation

The consolidated financial statements include the operations of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Customers & Concentration of Credit

We have a market concentration of revenue in both the automotive sector and financial services sector. Revenue from the automotive industry accounted for approximately 25%, 28% and 23% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 14%, 13% and 14% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019 accounts receivable from a single automotive customer totaled $16.7 million, or 15%, and $17.2 million, or 13%, respectively, of our consolidated accounts receivable balance.
Revenue from the financial services industry accounted for approximately 17%, 16% and 19% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9%, 10% and 13% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, billed and unbilled accounts receivable from a single financial services customer totaled $7.2 million, or 5%, and $15.4 million, or 8%, respectively, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2020, 2019 and 2018, respectively or consolidated accounts receivable balance as of December 31, 2020 and 2019, respectively.

Cash

We maintain our cash balances in bank accounts at various financial institutions. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses. There was no negative cash balance as of December 31, 2020 and $3.7 million as of 2019. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

Allowance for Credit Losses

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions.

Activity in our allowance for credit losses was comprised of the following for the periods indicated (in thousands):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$1,132	$2,034	$2,492
Additions	2,541	2,871	234
Deductions	(587)	(3,773)	(692)
Ending balance	$3,086	$1,132	$2,034

During the year ended December 31, 2019, we entered into a settlement agreement with the client and recognized an additional bad debt reserve of $2.2 million to reflect the accounts receivable at its recoverable amount as of December 31, 2019. The remaining accounts receivable, net of the reserve, totaling $1.6 million was collected in January 2020.

Foreign Currency Translation

The functional currencies of our international operations are the respective local currencies of the countries in which we operate. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $0.7 million, $0.7 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC Topic 606), which we adopted on January 1, 2018, using the modified retrospective method. Revenue is measured based on the consideration specified in a contract with a customer. Most of our contracts with customers contain transaction prices with fixed consideration, however, some contracts may contain variable consideration in the form of discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties and other similar items. When a contract includes variable consideration, we evaluate the estimate of variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. This can result in recognition of revenue over time as we perform services or at a point in time when the deliverable is transferred to the customer, depending on an evaluation of the criteria for over time recognition in ASC Topic 606. See Note 2 for further details regarding our revenue recognition for various revenue streams.

Contract Related Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenue, and deferred revenue on the consolidated balance sheet. Amounts charged to our clients become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and the change in fair value of interest rate derivatives, net of tax.

Other Current Assets

Prepaid expenses and other current assets on our consolidated balance sheet include prepaid expenditures for goods or services before the goods are used or the services are received, inventories and work in progress on customer contracts. Prepaid expenses are charged to expense in the periods the benefits are realized. Inventories are stated at lower of cost and net realizable value. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Costs included in work in progress on customer contracts are recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, operating lease right of use assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows that are independent from other groups of assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Goodwill and Intangible Assets

Goodwill represents costs in excess of values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill is deemed to have an indefinite life and is not amortized, but is tested for impairment annually during the fourth quarter, and at any time when events suggest an impairment more likely than not has occurred. We test goodwill at the reporting unit level.

ASC Topic 350, Intangibles - Goodwill and Other (ASC Topic 350), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. As a result of our July 1, 2020 segment reorganization, we determined a triggering event occurred and performed a quantitative goodwill impairment test during the third quarter of 2020. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Our North America operating segment is comprised of three reporting units based on our primary solution sets. The remaining three

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

reporting units are our EMEA, Latin America and Asia Pacific operating segments. For our annual goodwill impairment tests as of October 1, 2020 and 2019, we concluded that the fair values of each of our reporting units exceeded their respective carrying values.

In the quantitative impairment test, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference, however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. We concluded that each of our reporting units had excess fair values greater than their respective carrying values and that there was no indication of impairment. The Technical Performance Solutions and Latin America reporting units had a fair value that exceeded the carrying value by less than 5% and 15%, respectively, at the time of the quantitative test performed during the third quarter of 2020. If the Technical Performance Solutions or Latin America reporting units fails to meet its financial projections, or if other adverse market conditions occur (such as a sustained material decrease in our stock price) which would lower the fair value of the business, we could incur material goodwill and other intangible asset impairment charges in the future.

We determine the fair value of our reporting units using both an income approach and a market approach, and weighted both approaches to determine the fair value of each reporting unit. Under the income approach, we perform a discounted cash flow analysis which incorporates management’s cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (WACC) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium. In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Earnings per Share

Basic earnings per share (EPS) are computed by dividing earnings by the weighted average number of common shares outstanding during the periods.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Our dilutive common stock equivalent shares consist of stock options and restricted stock units outstanding under our stock-based incentive plans and are computed under the treasury stock method, using the average market price during the period. Performance-based restricted stock unit awards are included in the computation of diluted shares based on the probable outcome of the underlying performance conditions being achieved. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the weighted average dilutive common stock equivalent shares which were included in the computation of diluted EPS (in thousands):

	December 31,
	2020	2019	2018
Non-dilutive instruments	52	103	82
Dilutive common stock equivalents	284	34	88

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

For performance-based PSUs with financial targets, we recognize compensation expense on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned. For PSUs with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the PSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate the estimates used, including but not limited to those related to revenue recognition, the allowance for credit losses, impairments of goodwill and other intangible assets, valuation of intangible assets acquired and contingent consideration liabilities assumed in business acquisitions, valuation of stock-based compensation awards and income taxes.  We believe that the accounting estimates and assumptions are appropriate given the increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic, however actual results could differ from those estimates.

Fair Value Estimates

ASC Topic 820, Fair Value Measurements and Disclosure (ASC Topic 820), defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance within ASC Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

•Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets;

•Level 2 – quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•Level 3 – unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

The carrying value of financial instruments including cash, accounts receivable and accounts payable approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2020 and 2019, respectively, as it

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

bears interest at variable rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions and are valued using Level 3 inputs.

Leases

On January 1, 2019, we adopted FASB ASU 2016-02, Leases (ASC Topic 842) and all the related amendments. Further information regarding our lease accounting, including our full accounting policy description and adoption impact, can be found in Note 14.

Legal Expenses

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business.  Costs for legal services rendered in the course of these proceedings are charged to expense as they are incurred.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We adopted the standard on January 1, 2020 and began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets. The adoption of ASC Topic 326 did not have a material impact on our consolidated results of operations or financial condition. During the year ended December 31, 2020, we incorporated the forecasted impact of future economic conditions into our allowance for credit losses measurement process including the expected adverse impact of COVID-19 on the global economy.

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

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for the Company on January 1, 2021, and is not expected to have a significant impact on our financial statements.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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
Nature of goods and services
Over 90% of our revenue is derived from services provided to our customers for training, consulting, technical, and other services. Less than 10% of our revenue is derived from various other offerings including custom magazine publications and assembly of glovebox portfolios for automotive manufacturers, licenses of software and other intellectual property, and software as a service (SaaS) arrangements.
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
For fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not necessarily based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other measures of performance. The majority of our fixed price contracts meet the criteria in ASC Topic 606 for over time revenue recognition. For these contracts, revenue is recognized using a costs incurred input method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of progress to depict the transfer of control to the customer since performance primarily involves personnel costs and services provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer is required to pay us for the proportionate amount of our fees in the event of contract termination. A small portion of our fixed price contracts do not meet the criteria in ASC Topic 606 for over time revenue recognition. For these projects, we defer revenue recognition until the performance obligation is satisfied, which is generally when the final deliverable is provided to the client. The direct costs related to these projects are capitalized and then recognized as cost of revenue when the performance obligation is satisfied.
For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the costs incurred input method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods to our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $(0.8) million, $1.8 million, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.
For certain fixed-fee per transaction and fixed price contracts, such as for the shipping of publications and print materials, revenue is recognized at the point in time at which control is transferred which is upon delivery, as the over time revenue recognition criteria per ASC 606-10-25-27 are not met.
Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of December 31, 2020 we had $316.1 million of remaining performance obligations, which we also refer to as total backlog. We anticipate to recognize approximately 85 percent of our remaining performance obligations within the next twelve months.
Contract Balances
Revenue recognized for the years ended December 31, 2020 and 2019, that was included in the contract liability balance at the beginning of the year was $14.5 million and $18.9 million, respectively, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.
Contract Costs
Costs to fulfill contracts which do not meet the over time revenue recognition criteria are capitalized and recognized to cost of revenue when the performance obligation is satisfied and revenue is recognized. Such costs are included in prepaid expenses and other current assets on the consolidated balance sheet and totaled $0.6 million for both December 31, 2020 and 2019.
Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of December 31, 2020 and 2019, we did not have any capitalized sales commissions.
Disaggregation of Revenue
See Note 15 (Business Segments) to these Consolidated Financial Statements for our disaggregated revenues.

(3)Acquisitions

We did not complete any acquisitions in 2020 and 2019. Below is a summary of the acquisitions we completed during 2018.

2018 Acquisitions

The following table summarizes the purchase prices and purchase price allocations for the acquisitions completed during the year ended December 31, 2018. A description of the acquired businesses is summarized below the table.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

TTi Global

On November 30, 2018, we entered into a Share Purchase Agreement with TTi Global, Inc. (TTi Global) and its stockholders and acquired all of the outstanding shares of TTi Global. The transaction under the Share Purchase Agreement includes the acquisition of TTi Global’s subsidiaries (except for its UK and Spain subsidiaries and dormant entities) and certain affiliated companies. The Company purchased TTi Global’s UK and Spain subsidiaries in a separate transaction in August 2018 which is discussed further below. TTi Global is a provider of training, staffing, research and consulting solutions to industries across various sectors with automotive as a core focus. The total upfront purchase price for TTi Global was $14.2 million of cash paid at closing on November 30, 2018. The final purchase price allocation above was adjusted during 2019 based on the finalization of the working capital adjustment, as defined in the Share Purchase Agreement, and other purchase accounting adjustments identified during the measurement period. During the third quarter of 2019, the seller paid us $0.9 million in settlement of the working capital adjustment. The purchase price allocation for the acquisition includes $4.4 million of a customer-related intangible asset which is being amortized over nine years and $0.5 million of a marketing-related intangible asset which was amortized over one year from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Global business is included in the North America and Emerging Markets segments and the results of its operations have been included in the consolidated financial statements beginning December 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

TTi Europe

On August 7, 2018, we acquired the entire share capital of TTi (Europe) Limited, a subsidiary of TTi Global, Inc. (TTi Europe), a provider of training and research services primarily for the automotive industry located in the United Kingdom. The upfront purchase price was $3.0 million in cash. The purchase price allocation for the acquisition primarily includes

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

$0.8 million of a customer-related intangible asset which is being amortized over nine years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired TTi Europe business is included in the EMEA segment and the results of its operations have been included in the consolidated financial statements beginning August 7, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

IC Axon

On May 1, 2018, we acquired the entire share capital of IC Acquisition Corporation, a Delaware corporation, and its subsidiary, IC Axon Inc., a Canadian corporation (IC Axon). IC Axon develops science-driven custom learning solutions for pharmaceutical and life science customers. The upfront purchase price was $30.5 million in cash. In addition, the purchase agreement requires up to an additional $3.5 million of consideration, contingent upon the achievement of an earnings target during a twelve-month period subsequent to the closing of the acquisition. The purchase price allocation for the acquisition includes $10.4 million of a customer-related intangible asset which is being amortized over eight years and $0.2 million of a marketing-related intangible assets being amortized over three years from the acquisition date. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the company. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired IC Axon business is included in the North America segment and the results of its operations have been included in the consolidated financial statements beginning May 1, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

Hula Partners

On January 2, 2018, we acquired the business and certain assets of Hula Partners, a provider of SAP Success Factors Human Capital Management (HCM) implementation services. The purchase price was $10.0 million which was paid in cash at closing. The goodwill recognized is due to the expected synergies from combining operations of the acquiree with the Company. The purchase price allocation for the acquisition includes $1.4 million of a customer-related intangible asset which is being amortized over four years and $0.1 million of a marketing-related intangible asset which is being amortized over two years from the acquisition date. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Hula Partners business is included in the North America segment and the results of its operations have been included in the consolidated financial statements beginning January 2, 2018. The pro-forma impact of the acquisition is not material to our results of operations.

(4)Divestitures & Assets Held for Sale

Business Held for Sale

As of December 31, 2020, we are in the process of selling a business outside of our focus industries and as a result we have classified all of this business' assets and liabilities to held for sale. The sale is expected to occur within 12 months. The assets held for sale are primarily composed of $35.9 million of goodwill, $2.9 million of unbilled revenue, and $3.4 million of accounts receivables. The liabilities held for sale are primarily composed of $5.1 million of deferred revenue and $0.7 million of accounts payable and accrued expense. This business is part of the North America segment.

Sale of Tuition Program Management Business

On October 1, 2019, we sold our Tuition Program Management Business pursuant to an Asset Purchase Agreement with Bright Horizons Children's Centers LLC (the "buyer"). The purchase price was $20.0 million which was paid on closing, other than $1.5 million which was held in escrow to secure possible indemnification claims pursuant to the terms of an escrow agreement which was received in full on October 9, 2020. An additional $0.1 million was paid to the buyer in January 2020 based on the final calculation of assumed liabilities as defined in the asset purchase agreement. We recognized a pre-tax gain of $12.1 million, net of $0.1 million of direct selling costs, on the sale of the business. The gain recorded represents the difference between the purchase price and the carrying value of the business, which primarily included goodwill of $7.7 million. The Tuition Program Management Business was part of the North America segment.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Sale of IC Axon Division

Effective October 1, 2020, we sold our IC Axon Division pursuant to a Stock Purchase Agreement with CM Canada Acquisitions, Inc., a wholly-owned subsidiary of ClinicalMind, LLC. The upfront cash purchase price was $28.0 million, of which $1.5 million was placed in escrow for 12 months, subject to an adjustment to the buyer in settlement of the final net working capital as defined in the Stock Purchase Agreement. We recognized a pre-tax gain of $5.0 million, net of $0.3 million of direct selling costs, on the sale of the business. The gain represent the difference between the purchase price and the carrying value of the business, which was primarily $14.2 million of goodwill, $7.0 million of intangibles, $2.8 million of account receivables offset by liabilities of $1.9 million of deferred taxes. The IC Axon Division was part of the North America segment.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(5)Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	North America	EMEA	Emerging Markets	Total
Balance at January 1, 2019
Goodwill	$148,634	$31,283	$11,624	$191,541
Accumulated impairment losses	(12,752)	(1,328)	(1,337)	(15,417)
	$135,882	$29,955	$10,287	$176,124

Purchase accounting adjustment	1,131	(69)	265	1,327
Divestitures	(7,681)	—	—	(7,681)
Foreign currency translation	1,715	(33)	111	1,793

Balance at December 31, 2019
Goodwill	$143,799	$31,181	$12,000	$186,980
Accumulated impairment losses	(12,752)	(1,328)	(1,337)	(15,417)
	$131,047	$29,853	$10,663	$171,563

Assets held for sale	(35,939)	—	—	(35,939)
Divestitures	(11,220)	(3,523)	(2,081)	(16,824)
Foreign currency translation	1,629	204	(44)	1,789

Balance at December 31, 2020
Goodwill	$98,269	$27,862	$9,875	$136,006
Accumulated impairment losses	(12,752)	(1,328)	(1,337)	(15,417)
	$85,517	$26,534	$8,538	$120,589

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
December 31, 2020
Customer relationships	$9,447	$(4,457)	$4,990
Intellectual property and other	3,104	(2,438)	666
	$12,551	$(6,895)	$5,656

December 31, 2019
Customer relationships	$22,348	$(7,473)	$14,875
Intellectual property and other	3,915	(2,446)	1,469
	$26,263	$(9,919)	$16,344

Amortization expense for intangible assets was $3.5 million, $5.0 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2020 is as follows (in thousands):

Fiscal years ending:
2021	$1,811
2022	1,017
2023	581
2024	581
2025	581
Thereafter	1,085
Total	$5,656

As of December 31, 2020, our intangible assets with definite lives had a weighted average remaining useful life of 5.2 years. We have no intangible assets with indefinite useful lives.

(6)Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Machinery, equipment and vehicles	$14,999	$17,170
Furniture and fixtures	3,142	3,530
Leasehold improvements	2,290	2,725
Buildings	334	321
	20,765	23,746
Accumulated depreciation and amortization	(16,115)	(17,943)
	$4,650	$5,803

Depreciation expense was $2.3 million, $2.4 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(7)Debt

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

Borrowings under the Credit Agreement may be in the form of Base Rate loans or Euro-Rate loans, at the option of the borrowers, and bear interest at the Base Rate plus 0.25% to 1.25% or the Daily Adjusted London Inter-bank Offered Rate (LIBOR) plus 1.25% to 2.25% respectively. Base Rate loans will bear interest at a fluctuating per annum Base Rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily Adjusted LIBOR, plus 100 basis points (1.0%); plus an Applicable Margin. Determination of the Applicable Margin is based on a pricing grid that is generally dependent upon the Company's Leverage Ratio (as defined) as of the end of the fiscal quarter for which consolidated financial statements have been most recently delivered. We may prepay the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.0 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of December 31, 2020, our leverage ratio was 0.5 to 1.0 and our interest expense coverage ratio was 9.1 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of December 31, 2020, there were $12.7 million of borrowings outstanding and $79.9 million of available borrowings under the revolving loan facility based on our leverage ratio.
For the year ended December 31, 2020 and 2019, the weighted average interest rate on our borrowings was 2.6% and 4.5%, respectively. As of December 31, 2020, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.1 million of unamortized debt issue costs related to the Credit Agreement as of December 31, 2020 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(8)Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Trade accounts payable	$40,851	$37,792
Accrued salaries, vacation and benefits	26,158	22,322
Other accrued expenses	24,563	28,517
Negative cash book balance	—	3,701
	$91,572	$92,332

(9)Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees in the U.S. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2020, 2019 and 2018, we contributed 337,371, 219,427, and 162,572 shares, respectively, of our common stock directly to the Plan which had a value of approximately $3.0 million each year, and is recognized as compensation expense in the consolidated statements of operations for matching contributions to the Plan.

We also maintain several defined contribution pension plans for our employees in the U.S., United Kingdom and other countries. We contributed to these plans $2.8 million, $2.7 million and $2.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

(10)    Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Income before income tax expense:
Domestic	$427	$12,814	$5,577
Foreign	8,183	9,555	9,186
Total income before income tax expense	$8,610	$22,369	$14,763

Income tax expense:
Current:
Federal	$492	$2,634	$388
State and local	333	586	378
Foreign	2,868	5,046	3,285
Total current	3,693	8,266	4,051
Deferred:
Federal	(1,500)	(338)	813
State and local	(353)	(99)	258
Foreign	(298)	(649)	(195)
Total deferred	(2,151)	(1,086)	876
Total income tax expense	$1,542	$7,180	$4,927

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes net of federal benefit	(4.4)	3.0	1.9
Sale of subsidiary	(23.0)	—	—
Valuation allowance	20.0	6.3	0.4
Foreign tax credits	(10.0)	(5.0)	—
Foreign tax rate differential	5.0	4.1	1.8
Permanent differences	4.9	3.5	2.7
Other	3.7	(1.0)	2.2
Global Intangible Low-taxed Income	0.7	0.2	1.5
Tax Cuts and Jobs Act of 2017	—	—	1.9
Effective tax rate	17.9%	32.1%	33.4%

The Tax Cuts and Jobs Act of 2017 created a requirement that Global Intangible Low-Taxed Income (GILTI) earned by a controlled foreign corporation (CFC) must be included in the gross income of the U.S. shareholder. The FASB Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis difference expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a current period expense when incurred.
Income tax expense was $1.5 million for the year ended December 31, 2020 compared to $7.2 million for the year ended December 31, 2019. Our effective income tax rate was 17.9% and 32.1% for the years ended December 31, 2020 and 2019, respectively. The decrease in the effective income tax rate compared to 2019 is primarily due to a the tax effect of the sale of a subsidiary, partially offset by an increase in valuation allowance on deferred tax assets.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, as well as provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limits. Tax payment deferrals provided for under the Cares Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate, totaled $10.4 million as of December 31, 2020, of which approximately $7.0 million is included in accounts payable and accrued expenses and $3.4 million is in other noncurrent liabilities. We continue to monitor any effects that may result from the CARES Act.

Uncertain Tax Positions
As of December 31, 2020 and 2019, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2017 through 2020 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$1,201	$291
Accrued liabilities and other	2,860	2,066
Stock-based compensation expense	807	297
Net federal, state and foreign operating loss carryforwards	3,147	2,825
Other	305	—
Foreign tax credit carryforwards	1,295	1,379
Deferred tax assets	9,615	6,858
Valuation allowance on deferred tax assets	(5,081)	(4,025)
Deferred tax liabilities:
Other	—	182
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	7,137	8,969
Net deferred tax liabilities	$(2,603)	$(6,318)
As of December 31, 2020, we had foreign and U.S. state net operating loss carryforwards of $12.1 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $5.1 million and $4.0 million as of the years ended December 31, 2020 and 2019, respectively, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

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

(11) Restructuring

The following table shows the balances and activity for our restructuring liability (in thousands):

	Employee Severance and Related Benefits	Excess Facilities and Other Costs	Total
Liability as of December 31, 2019	$230	$28	$258
Additional restructuring charges	855	532	1,387
Payments	(1,085)	(560)	(1,645)
Liability as of December 31, 2020	$—	$—	$—

During the year ended December 31, 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance related to restructuring expense of $0.9 million resulting from these activities. These restructuring costs were completed in 2020. In

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

addition during 2020, we initiated restructuring and transition activities to improve the efficiency of our general and administrative support functions. We recorded a $0.5 million restructuring cost to an outside consultant to perform a review and assessment to determine efficiency opportunities. We expect to incur additional costs during the first half of 2021. These costs are included in restructuring charges on the consolidated statements of operations and were paid by the end of 2020.

(12)    Stock-Based Compensation

Under our 2011 Stock Incentive Plan (the "2011 Plan"), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 3,105,764 shares under the 2011 Plan. As of December 31, 2020, there were 941,749 shares available for issuance of future grants of awards under the 2011 Plan and 1,208,610 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of revenue	$4,020	$1,995	$992
General and administrative expenses	920	622	358
Total stock-based compensation expense	$4,940	$2,617	$1,350

We recognized a deferred income tax benefit of $0.9 million, $0.4 million and $0.3 million, respectively, during the years ended December 31, 2020, 2019, and 2018 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2020, we had restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant. There were no outstanding stock options as of December 31, 2020 and 2019, respectively. We received cash for the exercise price associated with stock options exercised of less than $0.1 million during the year ended December 31, 2018. The total intrinsic value realized by participants on stock options exercised and/or settled was less than $0.1 million during the year ended December 31, 2018.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Year ended December 31, 2020	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	92,101	$18.19
Granted	512,922	6.82
Vested	(59,710)	17.82
Forfeited	(76,757)	7.08
Outstanding and unvested, end of period	468,556	$7.62

The total intrinsic value realized by participants upon the vesting of restricted stock units was $0.4 million, $2.3 million and $1.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had unrecognized compensation cost of $2.3 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 2.8 years. During the years ended December 31, 2020, 2019, and 2018, we realized excess income tax deficiencies of $0.1 million, $0.1 million and $0.3 million respectively, related to stock option exercises or expirations and restricted stock vesting.

We have a long-term incentive program (LTIP) which provides for the issuance of performance-based stock units (PSUs) under the 2011 Plan to certain executives. Under the LTIP, a target level of equity compensation is set for each officer. Under the program, the Compensation Committee typically sets the performance-based goals within the first 90 days of each year. Vesting of the PSU's is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee for a three-year performance period based on (i) PSUs granted for the 2019-2021 performance period, certain financial targets, and (ii) PSUs granted in 2020, certain stock price appreciation based targets. For PSUs with financial targets, we recognize compensation expense on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned. For PSUs with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the PSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

Summarized share information for our performance-based and market based restricted stock units is as follows:

	Year ended December 31, 2020	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	476,711	$18.67
Granted	533,204	5.52
Vested	(59,102)	7.08
Forfeited	(210,759)	18.65
Outstanding and unvested, end of period	740,054	$10.13
As of December 31, 2020, we had unrecognized compensation cost of $2.2 million related to the unvested portion of our outstanding performance-based restricted stock units to be recognized over a weighted average remaining service period of 2.2 years.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(13)Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2020, there were 17,273,272 shares of common stock issued and outstanding. In addition, as of December 31, 2020, there were 1,208,610 shares reserved for issuance under outstanding equity compensation awards for unvested restricted stock units and an additional 941,749 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2020, 2019, and 2018, we repurchased approximately 255,000, 0 and 354,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.8 million, $0.0 million and $8.0 million, respectively. As of December 31, 2020, there was approximately $1.9 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Securities Purchase Agreement
On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (Sagard), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2020, Sagard beneficially owned 3,639,367 shares or 21.1% of our outstanding common stock.

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

(14)Leases

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

Lease expense is included in Cost of Revenue and General & Administrative Expenses on the consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2020	2019
Operating lease cost	$8,312	$9,148
Short-term lease cost	1,012	1,695
Total lease costs	$9,324	$10,843

Supplemental information related to leases was as follows (in thousands):

	December 31,
	2020	2019
Operating lease right-of-use assets	$20,862	$27,251

Current portion of operating lease liabilities	$5,523	$7,871
Non-current portion of operating lease liabilities	16,260	22,159
Total operating lease liabilities	$21,783	$30,030

Cash paid for amounts included in the measurement of operating lease liabilities	$11,188	$10,137

Right-of-use assets obtained in exchange for operating lease liabilities	$4,523	$4,353

Weighted-average remaining lease term for operating leases (years)	5.6 years	5.5 years

Weighted-average discount rate for operating leases	3.8%	4.7%

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheet as of December 31, 2020 (in thousands):

Years ended December 31,
2021	$5,957
2022	4,796
2023	3,774
2024	3,333
2025	2,903
Thereafter	3,616
Total future lease payments	24,379
Less: imputed interest	(2,596)
Present value of future lease payments	21,783
Less: current portion of lease liabilities	(5,523)
Long-term lease liabilities	$16,260

Rent expense was approximately $10.9 million for the year ended December, 31, 2018.

(15) Business Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, EMEA and Emerging Markets. These became our reportable segments in the third quarter of 2020. Each of our three reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We have six reporting units for purposes of goodwill impairment testing, Prior to this change, our reportable segments consisted of two global practices, Workforce Excellence and Business Transformation Services, which focused on providing similar and/or complementary products and services across our diverse customer base within target markets.

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

•Organizational Performance Solutions (OPS) - focus is on managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions
•Technical Performance Solutions (TPS) - focus is on technical consulting services, enterprise technology adoption and Human Capital Management (HCM) implementation services.
•Automotive Performance Solutions (APS) - provides sales enablement solutions, including custom product sales training and other customer loyalty and marketing related services.

We have also identified four focus industries to deliver these services which include Automotive, Financial Services,
Defense and Aerospace and Technology.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses,

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

restructuring charges, gain on change in fair value of contingent consideration, gain on sale of business, interest expense, other income (expense), and income tax expense.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2020	2019	2018
Revenue:
North America	$317,735	$395,603	$366,481
EMEA	107,203	125,118	116,296
Emerging Markets	48,169	62,569	32,383
	$473,107	$583,290	$515,160
Gross Profit:
North America	$59,258	$64,343	$56,434
EMEA	11,532	14,916	15,246
Emerging Markets	6,472	9,954	6,063
Total gross profit	77,262	89,213	77,743
General and administrative expenses	62,694	64,492	54,848
Sales and marketing expenses	7,190	7,875	4,798
Restructuring charges	1,387	1,639	2,930
Gain on change in fair value of contingent consideration, net	—	677	4,438
Gain on sale of business	6,064	12,126	—
Operating income	12,055	28,010	19,605
Interest expense	2,934	6,058	2,945
Other income (expense)	(511)	417	(1,897)
Income before income tax expense	$8,610	$22,369	$14,763

Revenue by Category

The following series of tables presents our revenue disaggregated by various categories (in thousands).

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years Ended December 31,
	North America			EMEA			Emerging Markets			Consolidated
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Revenue by type of service:
Organizational Performance Solutions	$121,955	$141,134	$129,107	$39,924	$51,976	$52,730	$23,564	$32,253	$26,852	$185,443	$225,363	$208,689
Technical Performance Solutions	120,904	152,513	143,562	62,283	61,302	62,199	657	1,214	1,800	183,844	215,029	207,561
Automotive Performance Solutions	74,876	101,956	93,812	4,996	11,840	1,367	23,948	29,102	3,731	103,820	142,898	98,910
	$317,735	$395,603	$366,481	$107,203	$125,118	$116,296	$48,169	$62,569	$32,383	$473,107	$583,290	$515,160

Revenue by client market sector:
Automotive	$86,686	$116,260	$105,780	$7,495	$15,757	$2,627	$23,615	$33,112	$7,670	$117,796	$165,129	$116,077
Financial Services	37,428	37,610	46,861	25,822	34,104	35,452	14,639	21,435	17,803	77,889	93,149	100,116
Defense & Aerospace	72,908	69,903	53,789	5,019	8,779	7,918	—	—	16	77,927	78,682	61,723
Technology	29,901	33,284	34,881	2,887	3,953	4,476	1,334	372	164	34,122	37,609	39,521
All Other	90,812	138,546	125,170	65,980	62,525	65,823	8,581	7,650	6,730	165,373	208,721	197,723
	$317,735	$395,603	$366,481	$107,203	$125,118	$116,296	$48,169	$62,569	$32,383	$473,107	$583,290	$515,160

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2020	2019
Identifiable assets:
North America	$231,708	$308,941
EMEA	110,468	101,892
Emerging Markets	39,600	38,069
Total assets	$381,776	$448,902

Corporate and other assets which consist primarily of cash, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

	Years ended December 31,
	2020	2019	2018
Additions to property, plant and equipment:
North America	$795	$1,048	$2,003
EMEA	492	937	694
Emerging Markets	343	330	137
	$1,630	$2,315	$2,834
Depreciation and amortization:
North America	$4,350	$5,202	$4,955
EMEA	1,376	1,788	1,997
Emerging Markets	776	1,090	237
Corporate and other	1,377	1,402	732
	$7,879	$9,482	$7,921

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Information about our revenue in different geographic regions, which is attributable to our operations located primarily in the U.S., United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
United States	$303,384	$374,017	$344,720
United Kingdom	74,291	86,511	92,059
Other	95,432	122,762	78,381
	$473,107	$583,290	$515,160

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2020	2019
United States	$230,693	$255,649
United Kingdom	72,562	72,939
Canada	3,656	43,503
Other	74,865	76,811
	$381,776	$448,902

(16)Commitments, Guarantees, and Contingencies

As of December 31, 2020, we had outstanding letters of credit totaling $0.4 million, which expire by 2022. In addition, as of December 31, 2020, we had two outstanding performance bonds totaling $6.6 million primarily for contracts in our Alternative Fuels Division.

(17)Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended						Year ended
2020	March 31		June 30	September 30	December 31		December 31
Revenue	$128,281		$106,144	$115,594	$123,088		$473,107
Gross profit	17,614		15,897	20,665	23,086		77,262
Net income (loss)	(1,294)	(a)	(606)	521	8,447	(a)	7,068

Earnings per share:
Basic	$(0.08)		$(0.04)	$0.03	$0.49		$0.41
Diluted	$(0.08)		$(0.04)	$0.03	$0.47		$0.41

2019
Revenue	$139,473		$149,413	$139,005	$155,399		$583,290
Gross profit	21,278		22,959	21,667	23,309		89,213
Net income	334		3,219	2,141	9,495	(a)	15,189

Earnings per share:
Basic	$0.02		$0.19	$0.13	$0.56		$0.90
Diluted	$0.02		$0.19	$0.13	$0.56		$0.90
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(a)     For the three ended March 31, 2020, Net income (loss) includes a $1.1 million gain on the sale of our Alternative Fuels Division on January 1, 2020. For the three months ended December 31, 2020, Net income (loss) includes a $5.0 million gain from the sale of our IC Axon Division on October 1, 2020. For the three months ended December 31, 2019, Net income includes a $12.1 million gain on the sale of our Tuition Program Management Business on October 1, 2019. (see Note 4 to the Consolidated Financial Statements)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”). Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2020. Our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described below which occurred throughout the year, including during the fourth quarter, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that occurred in the annual period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2020 Remediation Activities

During the fiscal year ended December 31, 2020 we implemented remediation actions to address material weaknesses previously identified in our control environment related to financial processing and enterprise resource planning (ERP) systems. Specifically, we enhanced our processes by assigning appropriate internal and external resources to evaluate processes and identify risks and by holding process owners accountable for executing internal controls. We also redesigned user access roles and implemented regular access review programs, and we implemented change management procedures to ensure that processing and reporting of data within ERP systems are accurate and complete.

During the fourth quarter of the fiscal year ended December 31, 2020 we successfully completed the testing necessary, and we believe that the identified material weaknesses have been remediated as of December 31, 2020.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2021.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), and to furnish us with such reports. Based solely on a review of copies of such reports for 2020, we believe that during 2020 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, with the exception of one Form 4 reporting shares granted to the CEO that was filed two days late and one Form 3 that was filed thirty four days late due to difficulty in getting notarized documents.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2021 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2021.

Equity Compensation Plan information as of December 31, 2020

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	—
(b) Weighted average exercise price of outstanding options	$—
(c) Number of securities remaining available for future issuance under equity compensation plans	941,749

For a description of the material terms of our stock-based compensation plans, see Note 12 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2021.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Operations – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018

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

3.2
GP Strategies Corporation Amended and Restated By-Laws, including all amendments through November 17, 2020. Incorporated herein by reference to Exhibit 3.1 of GP Strategies Corporation’s Form 8-K filed on November 23, 2020.

4.1	Description of Securities. Incorporated herein by reference to Exhibit 4.1 of GP Strategies Corporation's Form 10-K for the year ended December, 31, 2019.
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

10.19
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

10.20
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

10.22
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

10.23	GP Strategies Corporation 2011 Stock Incentive Plan, As Amended. Incorporated herein by reference to Appendix A of the Registrant’s Form DEF 14A filed on June 25, 2019.
10.24
GP Strategies Corporation 2018 Amended Long Term Incentive Plan, as amended January 10, 2020. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 8-K filed on January 16, 2020.

10.25
Third Amendment to Credit Agreement, dated June 28, 2019, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of December 24, 2019. Incorporated herein by reference to Exhibit 10.27 of GP Strategies Corporation's Form 10-K for the year ended December 31, 2019..

10.26	Form of Performance-Based Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.30 of GP Strategies Corporation's Form 10-K for the year ended December 31, 2019.
10.27
Fourth Amendment to Credit Agreement, dated May 7, 2020, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of November 30, 2018. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q filed on August 7, 2020.

10.28
Third Amendment to Lease Agreement, executed on October 8, 2020 by and between 70 CC, LLC, a Delaware limited liability company ("Landlord") and GP STRATEGIES CORPORATION, a Delaware corporation ("Tenant"). Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 8-K filed on October 14, 2020.

10.29
Consent and Fifth Amendment to Credit Agreement, by and among GP Strategies Corporation, General Physics (UK) Ltd., GP Strategies Holdings Limited, GP Strategies Limited, GP Strategies Training Limited and TTi Global, Inc., as Borrowers, and the Guarantors party hereto and the lenders party hereto and PNC Bank, National Association, as Administrative Agent, dated as of September 30, 2020. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.30
Separation Agreement between GP Strategies Corporation and Kenneth L. Crawford, dated August 21, 2020. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.31
Employment Agreement between GP Strategies Corporation and Adam H. Stedham, dated July 21, 2020. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.32
Transition Agreement between GP Strategies Corporation and Scott N. Greenberg, dated July 21, 2020. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.33
Restricted Stock Unit Grant Agreement between GP Strategies Corporation and Adam H. Stedham, dated September 11, 2020. Incorporated herein by reference to Exhibit 10.5 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.34
Restricted Stock Unit Grant Agreement between GP Strategies Corporation and Scott N. Greenberg, dated July 21, 2020. Incorporated herein by reference to Exhibit 10.6 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.35
Form of Performance-Based Restricted Stock Unit Agreement between GP Strategies Corporation and certain executive officers. Incorporated herein by reference to Exhibit 10.7 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.36
Form of Restricted Stock Unit Agreement between GP Strategies Corporation and certain executive officers. Incorporated herein by reference to Exhibit 10.8 of GP Strategies Corporation's Form 10-Q filed on November 6, 2020.

10.37	Long Term Incentive Plan adopted on April 20, 2018, as amended through November 17, 2020.*
10.38	Short Term Incentive Plan adopted on August 8, 2018, as amended through November 17, 2020.*
10.39	Form of Performance-Based Restricted Stock Unit Agreement between GP Strategies Corporation and certain executive officers.*
21	Subsidiaries of GP Strategies Corporation*
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*
101	The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: March 12, 2021	By	/s/ Adam H. Stedham
Adam H. Stedham
Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chairman of the Board	March 12, 2021

/s/ Adam H. Stedham	Chief Executive Officer and President	March 12, 2021
Adam H. Stedham

/s/ Michael R. Dugan
Michael R. Dugan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021

/s/ Samuel D. Robinson
Samuel D. Robinson	Lead Independent Director	March 12, 2021

/s/ Tamar Elkeles
Tamar Elkeles	Director	March 12, 2021

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 12, 2021

/s/ Steven E. Koonin
Steven E. Koonin	Director	March 12, 2021

/s/ Jacques Manardo
Jacques Manardo	Director	March 12, 2021

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 12, 2021