Form 10-K/A
period 2020-12-31
GP STRATEGIES CORP
filed 2021-04-30
CIK 70415

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively. This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2020, originally filed on March 12, 2021 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of the date of this filing.

Name	Age	Position
Scott N. Greenberg (1)	64	Chairman of the Board
Samuel D. Robinson (1), (2), (3), (4)	47	Lead Independent Director
Tamar Elkeles (2), (5)	52	Director
Marshall S. Geller (1), (2), (3), (4)	82	Director
Steven E. Koonin (5)	69	Director
Jacques Manardo	74	Director
Richard C. Pfenniger, Jr. (3), (4)	65	Director
Adam H. Stedham (5)	52	Chief Executive Officer & President
Russell L. Becker	46	Executive Vice President & Chief Commercial Officer
Michael R. Dugan	53	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer
Donald R. Duquette	67	Executive Vice President
James L. Galante	54	Senior Vice President, General Counsel & Secretary
William J. Maggio	55	Executive Vice President
Klaus Woeste	48	Senior Vice President
_______________________
(1)Member of the Executive Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating / Corporate Governance Committee.
(4)Member of the Audit Committee.
(5)Member of Government Security Committee.

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

Scott N. Greenberg was Chief Executive Officer of the Company from April 2005 until June 2020, at which time he stepped down from the CEO role and became a senior advisor to the Company. He has been Chairman of the Board since August 2018. He was President of the Company from 2001 until 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions since joining the Company in 1981. Mr. Greenberg has served on the Board of Directors of VerifyMe, Inc. since December 2019. Mr. Greenberg was also a Director of Wright Investors’ Service Holdings Inc., from 2004 to 2015. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. Mr. Greenberg has served on our board of directors since 1987. Having been our Chief Executive Officer for over 15 years, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

Samuel D. Robinson is President of Sagard Holdings ULC ("Sagard") and its subsidiary, Sagard Capital Partners Management Corporation, and a Vice President of Power Corporation of Canada ("Power"). He joined Sagard and Power in 2016 after an 18 year career at Goldman Sachs. Mr. Robinson currently serves on the board of Sagard. He holds a M. A. and a M. Phil., both from Christ Church, Oxford University. Mr. Robinson has served on our Board of Directors since August 2016 and was appointed Lead Independent Director in August 2018. Mr. Robinson brings to the Board experience in strategy, business operations, M&A, capital raising, and in working closely with leaders to maximize their own strategic and operational impact.

Dr. Tamar Elkeles is currently the Chief Human Resources Officer at XCOM Labs, Inc., a wireless technology company. Previously, she was Chief Talent Executive for Atlantic Bridge Capital. Prior to that she was the Chief People Officer at Quixey, Inc. from 2015 to 2016, and from 1992 to 2015, was a human resources executive leading learning, organization development and employee communications at Qualcomm, including 17 years as Qualcomm's Chief Learning Officer. She currently serves on the Board of Advisors of the Forbes School of Business & Technology at the University of Arizona and the Advisory Board for "Chief Learning Officer", a multimedia publication focused on the enterprise learning market. Previously, she was on the Board of Directors, and is still an active member of, the Association for Talent Development. Dr. Elkeles also serves as a strategic advisor to several start-up companies in the education technology sector. She holds a B.A. in both Psychology and Human Development from the University of Kansas, and both a M.S. and PhD in industrial and organizational psychology from the California School of Professional Psychology. Dr. Elkeles has served on our Board of Directors since August 2018 and brings experience as a Chief Learning Officer and human resource executive, and relationships with other learning executives at global Fortune 500 companies and in the overall human capital field.

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

Jacques Manardo is a former CEO and Managing Partner of Deloitte Europe. After 33 years in the audit and consulting profession, Mr. Manardo retired in 2001 from Deloitte, where he was the founding partner of the French practice, the CEO for Europe and global managing partner for services to the firm's top 300 clients. In 2001, he became an angel investor, director and advisor, and has since conducted special consulting assignments on mergers and acquisitions and other complex transactions. Mr. Manardo is currently a board member of a private investment fund, Yam Invest, in Amsterdam, and a trustee of the French Institute-Alliance Francaise, Chair of the Finance Committee in New York City. He was a member of the Board of the Banking and Insurance Fortis Group from 2004 until 2009, was a senior advisor to HIG, a Miami based hedge fund from 2006 to 2012, and previously served on the boards of several other commercial and non-profit entities. Mr. Manardo is a CPA and a Doctor in Law of Paris University. Mr. Manardo has served on our Board of Directors since August 2018 and brings previous board experience and business leadership experience in the global services industry, which we believe will be beneficial as we continue to expand globally.

Richard C. Pfenniger, Jr. is currently a private investor who previously served as a senior executive at several companies. He served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and as Interim Chief Executive Officer of Integramed America, Inc., a manager of outpatient fertility centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of TransEnterix, Inc. (a medical device company) and Opko Health, Inc. (a multi-national pharmaceutical and diagnostics company). Previously, he was a director of BioCardia, Inc. (a regenerative medicine company) and Wright Investors' Services Holdings, Inc. Mr. Pfenniger also serves as Vice Chairman of the Board of Trustees of the Frost Science Museum in Miami, Florida. Mr. Pfenniger holds a B.B.A. from Florida Atlantic University and a J. D. from the University of Florida. Mr. Pfenniger has served on our Board of Directors since 2005. Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and prior experience in the education industry brings relevant experience managing a growth-oriented business and balancing the demands of clients, employees and investors.

Adam H. Stedham became Chief Executive Officer in July 2020, after serving as Interim CEO from June 2020 and has been the President of the Company since November 2017. Prior to this role, he served as a Senior Vice President of GP Strategies since 2012 and as a Vice President from 2008 to 2012. Mr. Stedham has served as a leader of GP Strategies in roles of increasing responsibility since joining the company in 1997, including leading various service lines, managing the Asia Pacific region, and leading business development initiatives in multiple industries. Mr. Stedham has significant expertise in global operations, learning, and performance improvement. He holds a Master of Business Administration from Anderson University, a Master of Adult Education from Ball State University, and he is completing his doctorate in the University of Pennsylvania CLO program. The Company believes that Mr. Stedham's combination of extensive experience with the Company and expertise in our industry brings important perspectives to the Board.

Officers of the Registrant

Russell L. Becker became Executive Vice President & Chief Sales Officer of the Company in January 2018. He has extensive leadership experience helping organizations establish the right organizational strategy and sales discipline to achieve their aggressive growth goals. Most recently, he served as President and CEO of AchieveForum from 2015 to 2017. Prior to that, he held various leadership positions including Executive Vice President of Global Sales at Kenexa, a company acquired by IBM, from 2008 to 2014. Mr. Becker holds a Bachelor of Arts in Psychology & Political Science and a Master of Business Administration from the University of Nebraska-Lincoln.

Michael R. Dugan has served as Chief Financial Officer of the Company since November 2017 and was appointed an Executive Vice President in March 2018. Prior to this role, he was Senior Vice President of Finance of the Company from February 2017 and Vice President of Finance from January 2012 to February 2017. After joining the Company as a Controller in 1997, Mr. Dugan has served in roles of increasing responsibility in the finance department, including serving as Director of Finance from 2000 to 2011. Mr. Dugan holds a degree in Business Economics from the University of California, Santa Cruz.

Donald R. Duquette has been Executive Vice President of the Company since September 2008, and currently leads the Company's Technical Performance Solutions Practice. He was a Senior Vice President of the Company from 2004 to 2008. He was a Vice President of the Company from 1989 to 2004 and held various other positions since joining the Company in 1979. Mr. Duquette holds a Bachelor of Science degree in mechanical engineering from Johns Hopkins University and an Executive MBA from Loyola College.

James L. Galante became the General Counsel of the Company in August 2020. Mr. Galante joined the Company as Assistant General Counsel in November 2007 and became a Vice President in February 2017. Before joining the Company, he practiced law at major national and international law firms for over 10 years. Before attending law school, Mr. Galante served as an intelligence officer in the U.S. Army. He holds a Bachelor of Science degree from the U.S. Military Academy and a Juris Doctor from Georgetown University Law Center.

William J. Maggio has been an Executive Vice President of the Company since January 1, 2021 and leads the Company's Organizational Performance Solutions Practice since July 2020, serving businesses in North America and India. Since joining the Company in 2005, he also served as Senior Vice President of Managed Learning Services (MLS), Strategic Accounts &

Partnerships and a variety of other leadership positions. Prior to that, he was a member of technical staff (MTS) with Bell Communications Research (Bellcore); co-founded, grew, operated and sold an IT and network consulting firm; and bought, ran and subsequently sold a manufacturing and distribution business. Mr. Maggio holds a BS in Finance and Economics from Mount Saint Mary's University and an MS in Information Systems Management from the New Jersey Institute of Technology (NJIT).

Klaus Woeste is Senior Vice President of the Company with responsibility for Europe, Middle East, and Asia operations, joining the Company in August 2020. Prior to that, Mr. Woeste served for 20 years as a Partner at EY in London, an Associate Partner at KPMG UK, a Managing Consultant at Capgemini, and a Senior Consultant at Anderson, giving him the background he needs to help our clients achieve superior business and operational results. Klaus holds an MSC in Psychology from Technische Universitat Berlin.

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

Code of Business Conduct and Code of Ethics

We have adopted a Conduct of Business Policy for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments and a Code of Ethics for senior financial officers. A copy of each of the Conduct of Business Policy and the Code of Ethics can be found on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investor Relations” section. We will provide a copy of such code to any stockholder who requests one by contacting our Secretary, 70 Corporate Center, 11000 Broken Land Parkway, Suite 300, Columbia, MD 21044. If we make any substantive amendments to the Business Conduct Policy or the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Business Conduct Policy or Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpstrategies.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investor Relations” section. We will provide a copy of such code to any stockholder who requests one by contacting our Secretary, 70 Corporate Center, 11000 Broken Land Parkway, Suite 300, Columbia, MD 21044. We did not implement any changes to our process for stockholder recommendations of director nominees during 2020.

Item 11. Executive Compensation

Compensation Committee

The Compensation Committee is responsible for establishing and administering our policies governing the compensation of our executive officers and directors. The responsibilities of the Compensation Committee include the following:
•Develop guidelines and review and approve corporate goals relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance in light of these goals and objectives, and set the Chief Executive Officer’s compensation based on this evaluation;
•Produce an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations;
•Develop guidelines and review the performance of executive officers of the Company, make recommendations to the Board with respect to the compensation of our executive officers (other than the Chief Executive Officer) and incentive-compensation plans and equity-based plans, and establish criteria for the granting of stock-based compensation to our officers and other employees, and review and approve the granting of stock-based compensation in accordance with such criteria;
•Review director compensation levels and practices, and recommend from time-to-time changes in such compensation levels and practices to the Board, with equity ownership in the Company encouraged;
•Annually review and reassess the adequacy of the charter of the Compensation Committee and recommend any proposed changes to the Board for approval; and
•Make recommendations to the Board with respect to (a) committee member qualifications, (b) committee member appointments and removals, (c) committee structure and operations, and (d) committee reporting to the Board.
The Compensation Committee is responsible for making or recommending to the Board compensation decisions regarding the Chief Executive Officer & President, the Chief Financial Officer and our other executive officers. The Compensation Committee is also involved in making or recommending to the Board compensation decisions regarding certain key non-executive officer employees.
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
Results of 2020 Stockholder Say on Pay Vote
At our 2020 annual meeting of stockholders our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with 13,890,077 shares voting in favor (representing over 99% of shares voted and approximately 82% of shares outstanding), 54,319 shares voting against, 40,371 shares abstaining, and 1,272,429 shares held by brokers not voting. These results are similar to the stockholder votes on executive compensation at our 2019 annual meeting of stockholders, so we believe that our stockholders are generally supportive of the amounts and the manner in which Named Executive Officers have been compensated. The Compensation Committee considers this overwhelming vote as evidence that our stockholders are aligned with our compensation philosophy and decisions but the Compensation Committee did not specifically consider the results of the 2020 stockholder advisory vote on executive compensation when making decisions regarding executive compensation in 2020.

Compensation Philosophy and Objectives

The Compensation Committee seeks to provide compensation programs designed to:

•Attract and retain talented and dedicated executives;
•Motivate and reward executives whose knowledge, skills, potential and performance are critical to our success; and
•Align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases.

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
In addition, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, at times we have engaged an independent compensation consultant to evaluate the compensation of certain executive officers and other key employees. In 2020, we engaged Mercer Consulting to assess the competitiveness of compensation levels for certain of our officers, including our named executive officers, based on a mix of market survey data regarding public companies with similar revenue.

Elements of Compensation

Base Salary

General

The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and Company performance data to make or recommend compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and Company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer as to officers other than the Chief Executive Officer, and the compensation levels for individuals with similar credentials. Our executive officers' salaries are set based on survey market data with salaries typically being approximating the 50th percentile for executives in similar positions at similarly sized companies.

In March 2020, the Compensation Committee of our Board of Directors approved a restructuring of compensation of the Company’s leadership to reduce salaries of its Chief Executive Officer & President, Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and director-level employees. The Compensation Committee approved reduction of the salaries of each of the Company’s named executive officers by 15%, which reductions were effective as of April 1, 2020. The Company implemented this reduction to reallocate the amount of total compensation received by employees as base salary and in connection with this reduction of base salaries, the Company granted the affected employees, including the Named Executive Officers, restricted stock units (RSU) grants with an effective date of April 1, 2020 to the named executive officers with a value of approximately 1.5 times the amount of their respective salary reductions.

Cash-Based Incentive Compensation (Bonus)

Bonuses to our Former Chief Executive Officer
In connection with Mr. Greenberg stepping down as Chief Executive Officer, the Company and Mr. Greenberg entered into a transition agreement that provided, among other things, that Mr. Greenberg would not be eligible for the cash bonus opportunity provided for in his previous employment agreement or other cash bonus opportunities for 2020 or subsequent years.
Bonuses to our other Named Executive Officers

Our Short-Term Incentive Program (the "STIP") provides for the payment of cash bonuses to eligible employees of the Company and its subsidiaries, including all of the Named Executive Officers except for Mr. Greenberg.

We adopted a new STIP in November 2020 that will be effective with the 2021 fiscal year. The changes to the STIP expand the participant pool, decrease the target award level for certain participants and set target award levels for new participants, change from several discrete levels of payment to a continuous, imterpolated bonus payment between the minimum and maximum performance objectives, simplify the trigger for payments and modify or establish the mix of corporate and individual performance objectives for certain participants.

The STIP provides for specific bonus opportunities for all eligible Director level positions (director level is the level below Vice President in the Company) and above of the Company. The Company may amend, supplement or terminate the STIP at any time by action of the Compensation Committee of the Board of Directors.

Under this STIP, each Participant is assigned to one of five categories based on their level of responsibility. Category 1 consists of the CEO and any Executive Vice President of the Company. This category includes all of the Company's Named Executive Officers. Category 2 consists of any Senior Vice President of the Company. Category 3 consists of any Vice President of the Company. Category 4 consists of any Senior Directors of the Company. Category 5 consists of any Directors of the Company. Participants may earn a percentage of the target bonus (up to 150% in the discretion of the Compensation Committee), which is determined by the Company’s achievement on a combination of performance measures and, for Categories 3, 4 and 5, the Participant’s achievement on individual performance measures, which will be weighted for purposes of bonus calculations. The objectives for the Company and individual performance measures will be set annually. The Compensation Committee will determine the percentage of each Participant’s target bonus that is earned at various thresholds of achievement. The Company will not make any awards under this STIP unless the Company achieves a minimum threshold of performance.

Employees in Category 1 (which includes the participating Named Executive Officers) have a target short-term incentive opportunity of 60% of annual base salary (reduced from 75% under the STIP in effect for 2020), which is earned based on achievement against a mix of Company-level objectives. Participants in the STIP will generally have the opportunity to earn 20% (Minimum Level), 100% (Target Level) or 150% (Maximum Level) of their target compensation based on their levels of achievement on various performance measures. For the Category 1 employees, 40% of the target short-term incentive opportunity is allocated to a revenue growth objective and 60% to an adjusted EBITDA growth objective, or other objectives determined by the Compensation Committee (or the full Board). For 2021, STIP awards will be based 60% on adjusted EBITDA objectives, 20% on revenue objectives, 10% on customer satisfaction objectives and 10% on employee engagement objectives. The Company believes that satisfied customers and engaged employees are key to the Company’s long-term success and that it was appropriate to base a portion of the awards on these objectives. The total bonus payment is calculated based on the combination of the achieved levels for the various performance measures. However, despite the level of achievement on other Company or individual performance measures, the Company will not make any awards under this STIP unless the Company achieves the minimum Adjusted EBITDA objective (or other minimum threshold) set by the Compensation Committee for the STIP year.

The STIP may change at any time at the discretion of the Compensation Committee of the Board of Directors. Awards under the Plan require the authorization and approval by the Compensation Committee of the Board of Directors.

For 2020, under the previous STIP, the Company reported revenue of $473.1 million, which was below the Minimum Level for the revenue measure, and reported $33.1 million of Adjusted EBITDA, which was also below the Minimum Level for the Adjusted EBITDA measure. As a result, the Named Executive Officers did not achieve a bonus.
The table below summarizes the Revenue and Adjusted EBITDA targets for the year ended December 31, 2020 and the actual bonus percentage achieved relative to the total bonus opportunity, and the resulting bonus earned as a percentage of salary for our Named Executive Officers that participate in the STIP.

2020 Bonus Targets by Performance Goal
	Revenue Targets (40% of Bonus Opportunity)	Actual Bonus % Earned for Revenue Measure (40% of Bonus Opportunity)	Adjusted EBITDA Targets (60% of Bonus Opportunity)	Actual Bonus % Earned for Adjusted EBITDA Target (60% of Bonus Opportunity)	Total Bonus Earned as a % of Salary (1)

Minimum Level (20%)	$580.6 million	—%	$37.9 million	—%	—%
Medium Level (60%)	$592.7 million	—%	$41.3 million	—%	—%
Target Level (100%)	$604.8 million	—%	$44.6 million	—%	—%
Maximum Level (150%)	$622.9 million	—%	$49.1 million	—%	—%
Total					—%

__________________________
(1)     No bonuses were earned under the STIP in 2020 because the Company did not achieve the Minimum Level on either the revenue or adjusted EBITDA objectives.

Long-term Equity Incentive Compensation
Our Compensation Committee also grants to the Named Executive Officers equity compensation under our incentive stock plan. Equity compensation for the Named Executive Officers, which has historically taken the form of stock options and RSUs, is designed to align the interests of our executives with our stockholders as well as to retain the executives. Equity grants are also intended to drive long term performance, in that the value ultimately realized is linked to stock price appreciation. Option grants have no value without stock price appreciation, and restricted stock has value at grant that can increase with stock price appreciation and decrease with stock price declines. Thus, the Compensation Committee believes that equity grants should motivate management to enhance the value of our common stock.
The Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long-term goals and objectives. Our Long-Term Incentive Program (“LTIP”) provides for the issuance to certain key executives of performance-vesting RSUs under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). Also, as part of the Company’s compensation policies, all employees at the Director level and above receive an annual grant of time vesting shares under the Plan equal to a percentage of their base salary, vesting in four equal annual installments on the anniversary of the grant date. Executive Vice Presidents and above receive a grant with a value of 25% of base salary, Senior Vice Presidents receive a grant with a value of 16% of base salary, Vice Presidents receive a grant with a value of 8% of base salary, and Director-level employees receive a grant with a value of 5% of base salary, based on an employee’s position on January 1.
On November 17, 2020, the Board of Directors, on the recommendation of the Compensation Committee, approved certain changes to our Long-Term Incentive Program (“LTIP”). The changes to the LTIP simplify and slightly expand the participation in the LTIP, revise the target level of compensation for each participant and change the performance measure that will be used. The Board believes that these changes, together with the changes to the Company’s Short-Term Incentive Program (“STIP”) described below, provide key employees with total compensation and a mix of forms of compensation that are in line with the Company’s compensation philosophy and provide the employees with appropriate and effective incentives to remain with the Company and to achieve objectives that advance the interests of the stockholders.

Under the new LTIP all senior vice presidents and above of the Company will participate, versus the previous participant group consisting of the Chief Executive Officer, President and selected executive vice presidents and senior vice presidents.

The new LTIP changes how the target level of compensation for each participant is determined. Previously, this target level was determined by multiplying the officer’s annual base salary by a number, which was 1.3 times salary for our CEO, 1.1 times salary for our President, 0.8 times salary for executive vice presidents and 0.6 times salary for senior vice presidents who participated in the plan. Under the new LTIP, each participant gets a fixed target level of equity compensation, which are set at $500,000 for Chief Executive Officer and President Adam H. Stedham, $225,000 for executive vice presidents (which includes Named Executive Officers Michael R. Dugan, Donald R. Duquette and Russell L. Becker) and the General Counsel, and $135,000 for senior vice presidents. The number of RSUs granted is determined based on the average daily volume weighted adjusted price per share (VWAP) for the Company’s Common Stock on the NYSE for the last 20 trading days of the year before the performance period.

The Company also changed the performance measure that will be used to determine vesting of the RSUs granted under the LTIP. Previously the LTIP provided that grants would vest based on percentage compound annual growth rate (“CAGR”) in “Equity Value per Share” over a three-year measurement period. The RSUs granted under the new LTIP will vest on the third anniversary of the grant date if the VWAP exceeds certain levels established by the Compensation Committee (or the Board) for a period of 20 consecutive trading days during the three-year measurement period. At the time of granting an award under the new LTIP, the Compensation Committee (or the Board) will establish the levels of increase in VWAP over VWAP for the last 20 trading days of the year before the performance period at which 25%, an additional 35% (60% in total) and an additional 40% (100% in total) of the participants’ Target Award will vest. The vesting levels should be set at amounts that ensure an appropriate level of success is achieved before any vesting occurs. The Compensation Committee (or the Board) may modify the percentages set forth above at the time it establishes vesting levels for the LTIP performance period.

On November 17, 2020, the Board of Directors, on the recommendation of the Compensation Committee, also approved grants of performance-based restricted stock units to certain officers, including the Named Executive Officers, under the new LTIP for the 2021-2023 performance period, with a grant date of January 4, 2021, and established the performance-vesting measures and targets for the performance period applicable to the grants.

For the 2021-2023 performance period, the Compensation Committee authorized the following performance metrics and vesting schedule for the LTIP grants, which represent growth of 26%, 44% and 73% over the December 31, 2020 20-day average VWAP of $11.95):

Named Executive Officer	RSUs vesting at VWAP/share greater than $15.05 for at least 20 consecutive trading days	RSUs vesting at VWAP/share greater than $17.20 for at least 20 consecutive trading days	RSUs vesting at VWAP/share greater than $20.67 for at least 20 consecutive trading days	Total RSUs
Michael R. Dugan	4,709	6,593	7,534	18,836
Adam H. Stedham	10,465	14,650	16,742	41,857
Donald R. Duquette	4,709	6,593	7,534	18,836
Russell L. Becker	4,709	6,593	7,534	18,836
William J. Maggio	4,709	6,593	7,534	18,836
Up to 260,359 shares of our common stock could be issued in respect of the performance-vesting RSUs granted in 2021 if the target performance level established by the Compensation Committee is achieved during the 2021-2023 performance period.
The Compensation Committee decided to not make any grants under the previous LTIP for the 2020-2022 performance period due to the volatile and uncertain economic circumstances arising out of the COVID-19 pandemic and the resulting difficulty in making the estimates and other decisions necessary for the previous LTIP to work as intended. Because the Board continues to believe that long-term, equity-based compensation tied to the Company’s performance is an integral component of an effective compensation program, in place of grants under the previous LTIP the Board of Directors on July 17, 2020 approved grants of performance-based RSUs to certain executives who it believed were key to the Company’s navigation of the COVID-19 pandemic and resulting economic conditions and emerging from it prepared for success, including the grants to the named executive officers set forth in the table below. The RSUs will vest on the third anniversary of the grant date if the volume weighted adjusted price per share (VWAP) of the Company’s common stock exceeds certain levels for a period of 60 consecutive calendar days during the performance period. A tranche of RSUs will vest at VWAP representing each of a 25%, 50% and 75% increase over VWAP on July 17, 2020 ($8.37/share). The named executive officers received the following grants:

Named Executive Officer	RSUs vesting at VWAP/share greater than $10.46 for at least 60 consecutive calendar days	RSUs vesting at VWAP/share greater than $12.56 for at least 60 consecutive calendar days	RSUs vesting at VWAP/share greater than $14.65 for at least 60 consecutive calendar days	Total RSUs
Michael R. Dugan	10,000	15,000	15,000	40,000
Adam H. Stedham	25,000	30,000	30,000	85,000
Donald R. Duquette	5,000	10,000	10,000	25,000
Russell L. Becker	10,000	15,000	15,000	40,000
William J. Maggio	5,000	10,000	10,000	25,000

Under the prior LTIP, the performance measures for grants for the 2018-2020 performance period were based on Equity Value per share and grants for the 2017-2019 performance period were based on average annual return on capital ("ROIC") and average annual growth in EBITDA (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) ("Adjusted EBITDA"). For the three-year performance periods ended December 31, 2020 and 2019, respectively, we did not meet the minimum targets and, therefore, no awards from the 2018 and 2017 grants of performance-based stock units vested.

Other Benefits

We also provide our Named Executive Officers with the following other benefits as part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•Retirement Savings Plan: We maintain a defined contribution 401(k) plan in which all eligible employees may participate. The Company may make matching contributions under the 401(k) Plan at its discretion equal to a uniform percentage of the first 7% of base compensation for eligible employees.
•Health and Welfare Benefits: All full-time employees, including our Named Executive Officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
•Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the Named Executive Officers. During 2020, the executive life insurance policies provided coverage up to five times the executive’s annual base salary. The premiums are fully paid by us. A policy may, at the executive’s election, be transferred to the executive upon termination of employment.
•Automobile Allowances: During 2020, each of the Named Executive Officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

Employment Agreements, Severance Benefits and Change in Control Provisions
Messrs. Stedham, Becker, Duquette and Maggio have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report. Mr. Dugan does not have a written employment agreement.

Tax Deductibility of Executive Compensation
Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. It is possible that compensation may exceed the $1 million limitation in order to ensure competitive levels of total compensation for our executive officers.

Summary Compensation Table

The following table sets forth all compensation earned by each of the Named Executive Officers for the years ended December 31, 2020, 2019 and 2018. The named executive officers are the Chief Executive Officer & President, the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2020. It also includes Scott Greenberg, our former Chief Executive Officer who transitioned his role to Mr. Stedham in June 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Adam H. Stedham Chief Executive Officer & President	2020	458,308	—	1,315,088	—	—		22,271	1,795,667
	2019	462,500	—	321,568	—	30,000	(3)	20,716	834,784
	2018	390,588	—	391,880	—	—		135,422	917,890

Scott N. Greenberg Chief Executive Officer (4)	2020	526,885	—	1,623,764	—	—		31,945	2,182,594
	2019	560,000	—	425,633	—	—		31,870	1,017,503
	2018	560,000	—	546,003	—	—		31,025	1,137,028

Michael R. Dugan Executive Vice President & Chief Financial Officer	2020	307,428	—	410,153	—	—		19,378	736,959
	2019	321,875	—	163,702	—	21,000	(3)	18,828	525,405
	2018	275,000	—	164,998	—	—		18,105	458,103

Donald R. Duquette Executive Vice President	2020	307,428	—	285,353	—	—		31,348	624,129
	2019	350,000	—	163,702	—	21,000	(3)	40,509	575,211
	2018	350,000	—	210,002	—	—		29,674	589,676

Russell L. Becker Executive Vice President & Chief Sales Officer	2020	303,261	—	410,153	—	—		20,063	733,477
	2019	300,000	—	140,317	—	18,000	(3)	19,042	477,359
	2018	286,538	—	255,000	—	—		10,837	552,375

William J. Maggio Executive Vice President	2020	219,308	—	243,646	—	—		41,678	504,632

_______________________

(1)Reflects the grant date fair value for financial statement reporting for awards of RSUs in the year they were granted. For assumptions used in computing the fair value of stock-based compensation awards, see Note 12 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 12, 2021.
(2)All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Other (5)	Total ($)
Adam H. Stedham	2020	7,980	9,806	4,485		22,271
	2019	6,490	9,806	4,420	—	20,716
	2018	5,804	9,823	2,925	116,870	135,422

Scott N. Greenberg	2020	7,800	11,275	12,870	—	31,945
	2019	7,600	11,400	12,870	—	31,870
	2018	7,400	10,755	12,870	—	31,025

Michael R. Dugan	2020	6,134	9,103	4,141	—	19,378
	2019	5,958	8,730	4,140	—	18,828
	2018	5,775	8,673	3,657	—	18,105

Donald R. Duquette	2020	7,980	8,400	14,968	—	31,348
	2019	7,840	8,400	24,269	—	40,509
	2018	7,517	9,287	12,870	—	29,674

Russell. L Becker	2020	7,471	9,918	2,674	—	20,063
	2019	6,550	9,918	2,574	—	19,042
	2018	—	9,314	1,523	—	10,837

William J. Maggio	2020	5,925	7,800	2,953	25,000	41,678
_______________________

(3)Bonus pursuant to the Company’s Short-term Incentive Plan. See Compensation Discussion & Analysis.
(4)On June 9, 2020, Mr. Greenberg and the Company agreed that he would relinquish his position as Chief Executive Officer and assume a new role as Senior Advisor to the Company while continuing his position as Chairman of the Board.
(5)For 2018, includes $116,870 paid to Mr. Stedham for relocation and moving expenses in connection with his relocation to the Company's Columbia, MD headquarters office and in 2020, includes $25,000 paid to Mr. Maggio related to extraordinary services in connection with the divestiture of a business unit.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity and equity incentive plan awards granted during the year ended December 31, 2020 to our named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant date fair value of stock and option awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Adam H. Stedham	n/a	75,000	375,000	562,500
	7/17/2020				25,000	55,000	85,000		707,200
	4/1/2020							18,086	110,505
	9/11/2020							56,265	497,383
Scott N. Greenberg	n/a	—	—	280,000
	7/21/2020				59,102	118,204	118,204		1,000,005
	4/1/2020							20,256	123,764
	7/21/2020							59,101	499,995
Michael R. Dugan	n/a	52,500	262,500	393,750
	7/17/2020				10,000	25,000	40,000		332,800
	4/1/2020							12,660	77,353
Donald R. Duquette	n/a	52,500	262,500	393,750
	7/17/2020				5,000	15,000	25,000		208,000
	4/1/2020							12,660	77,353
Russell L. Becker	n/a	52,500	262,500	393,750
	7/17/2020				10,000	25,000	40,000		332,800
	4/1/2020							12,660	77,353
William J. Maggio	n/a	24,000	120,000	180,000
	7/17/2020				5,000	15,000	25,000		208,000
	4/1/2020							5,834	35,646
_____________________________

(1)For Mr. Greenberg, under his employment agreement in effect until July 21, 2021, the maximum potential bonus was capped at 50% of his base salary. Under the transition agreement with Mr. Greenberg, he is not eligible for an annual bonus. For Messrs. Stedham, Dugan, Duquette and Becker, the target bonus opportunity for 2020 was 75% of base salary and for Mr. Maggio the target bonus opportunity for 2020 was 50% of his base salary. There were no bonuses earned in 2020.
(2)The amounts reported in these columns show the threshold, target and maximum award opportunities for the performance-based RSUs granted to the Named Executive Officers. These restricted stock units vest on July 17, 2023, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to the Company's VWAP per Share are met during a three-year performance period. The threshold amounts represent the shares payable if the first VWAP target is met, the target amount represents the first two VWAP targets being met, and the maximum amount represents 100% of the target payout possible under the plan.
(3)The amounts reported in this column represent the time-based RSUs granted to the Named Executive Officers. These RSUs vest subject to the executive's continued employment with the Company over a future period as specified in the executive's restricted stock unit agreement.
(4)The amounts reported in this column represent the grant date fair value of each equity award computed for financial statement reporting. In the case of the performance-based RSUs, the amounts reported are based upon the probable outcome of the applicable performance-based vesting conditions at the time of grant at the target payout level. Assumptions made in computing the grant date fair value of these awards are described in Note 12 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 12, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unvested RSUs previously awarded to our named executive officers as of December 31, 2020:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Adam H. Stedham	74,351	881,803	149,933	1,778,205
Scott N. Greenberg (3)	79,357	941,174	59,102	700,950
Michael R. Dugan	12,660	150,148	71,016	842,250
Donald R. Duquette	12,660	150,148	58,677	695,909
Russell L. Becker	14,238	168,863	68,866	816,751
William J. Maggio	6,034	71,563	41,238	489,083
_________________________

(1)The amounts in these columns are calculated by multiplying the number of shares by the closing market price of our Common Stock on December 31, 2020 of $11.86 per share.
(2)Represents the maximum number of shares that can be earned pursuant to the grant of performance-based RSUs. These RSUs vest, subject to the executive's continued employment with the Company, if and only to the extent that specific performance goals with respect to certain financial measures established for each grant are met during a three-year performance period.
(3)Mr. Greenberg will continue to vest in certain RSUs pursuant to the terms of his transition agreement with the Company.

RSUs Vested

The table below sets forth the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2020.

	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Adam H. Stedham	—	—
Scott N. Greenberg	59,102	716,316
Michael R. Dugan	—	—
Donald R Duquette	—	—
Russell L. Becker	790	10,136
William J. Maggio	934	6,212
_________________________
(1)Represents stock units which vested during 2020. Value realized upon vesting is based on the closing market price of our Common Stock on each vesting date.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

With the exception of Mr. Dugan, we have written employment agreements with our named executive officers. The employment agreements for these Named Executive Officers provide for various payments and benefits to be made to them if their employment with us is terminated for certain reasons. The circumstances in which payments may be made and the potential amounts of those payments are described in this section. We believe that the payments provided for in these agreements are reasonable and appropriate as part of the total compensation packages available for our Named Executive Officers. The following description of certain terms of the employment agreements with our Named Executive Officers is a summary and is subject to, and qualified in its entirety by, the agreements, which have been filed as exhibits to our filings with the SEC. The employment agreement between us and Mr. Greenberg was amended with his Transition Agreement and provides for termination by either party over the remainder of the three-year term:

•by Mr. Greenberg's death or illness/disability; or
•by Mr. Greenberg's for “good reason,” as defined below; or
•by us with or without cause, as defined below.
.

The employment agreements between us and each of Messrs. Stedham, Duquette, Becker and Maggio will continue in effect until terminated:

•by the executive’s death or disability;
•by the executive for “just cause” (Mr. Duquette), “good cause” (Mr. Maggio) or “good reason” (Messrs. Stedham and Becker), as defined below;
•by us for “cause,” as defined below;
•by us or the executive by giving the other a period of “required notice,” as defined below; or
•by mutual agreement between us and the executive.

The “required notice” period is 18 months for Mr. Stedham, 12 months for Mr. Duquette and 6 months for Messrs. Becker and Maggio.

The discussion and tables below reflect the estimated termination benefits that would be paid or accrue to each of the Named Executive Officers in the event of the following termination scenarios:

◦Termination by the Company for Cause – If we terminate the employment of one of the named executives for “cause,” as defined below, such executive would be entitled to unpaid base salary and continuation of benefits through the date of termination only.

 “Cause” is defined under the transition agreement of Mr. Greenberg as follows:

•An act or failure to act amounting to gross negligence or willful misconduct to the material detriment of the Company; or
•Willful breach of any material obligation under the restrictive covenants of his employment agreement; and
•Willful breach of any material term of the transition agreement.

“Cause” as defined under the employment agreements of Messrs. Stedham, Duquette Becker and Maggio exists if such executive shall:

•Be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude (for Messrs. Duquette, Becker and Maggio); be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime which could reasonably be expected to have a significant detrimental impact on the Company’s reputation (for Mr. Stedham); or
•Be the subject of a civil or administrative action for an illegal act which could reasonably be expected to have a significant detrimental impact on the Company’s reputation and not deny the act or be found by the relevant authority to have committed the act (for Mr. Stedham only); or
•Commit any act or omit to take any action in bad faith and to our detriment; or
•Willfully and continually fail to perform his or her duties or obligations under any provision of the employment agreement in any material respect, and shall not correct such failure within ten days after receipt of written notice thereof; or
•Fail to perform his or her duties or obligations pursuant to the non-compete and confidential information provisions of his or her employment agreement in any material respect.

◦Termination upon disability – We may terminate the employment of a Named Executive Officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Messrs. Stedham, Duquette Becker or Maggio are unable to fully discharge his duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his employment as of a date specified in a notice of termination given to such employee.

◦Termination upon death – In the event of death, each of the Named Executive Officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Messrs. Duquette and Maggio – his full salary through the end of the calendar month within which termination occurred plus, for Mr. Duquette only, his full salary for the following two calendar months.

◦Termination by the Company without cause or by the Executive for “good reason”, “good cause” or “just cause” – If we terminate a Named Executive Officer’s employment without cause or a Named Executive Officer terminates his or her employment for “good reason” or “cause,” as defined below, then the Named Executive Officer would be entitled to certain compensation discussed in detail below.

“Good reason” is defined under the transition agreement of Mr. Greenberg as follows:

•Company’s failure to make any payments or provide any benefits under the agreement; or
•the Company requiring Mr. Greenberg to provide services other than those stated in the agreement or failing to comply with any material term of the transition agreement; and
•Mr. Greenberg no longer serving on the Board of Directors other than because of Mr. Greenberg’s voluntary resignation or failure to be elected to the Company’s Board of Directors by the shareholders after nomination by the Company.

Mr.. Duquette shall be deemed to have resigned for “just cause” under the terms of his employment agreement, in the event that he resigns within sixty days following either:

•Our imposition, without express written consent of the executive, of any significant change in his function, duties, or responsibilities that is not consistent with him being an executive, unless we rescind or modify such change within ten business days after receipt of written notice from the executive; or
•Our failure to make any material payment, or provide any material benefit to the executive pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from the executive; or
•Our breach of any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from the executive.

Messrs. Stedham may terminate his employment agreement for "good reason" if:

•We eliminate (and not replace with a comparable alternative), reduce, or fail to make any material payment without his consent with respect to restricted stock granted to him under our Long-Term Incentive Program and fail to restore it within 30 days after notice from him; or
•We fail to make any material payment, or provide any material benefit to him pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from him; or
•We breach any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from him; or.
•We change his title or job duties in any material respect which diminishes Employee’s position or damages his professional reputation (except that a change in title from Chief Executive Officer and President to Chief Executive Officer in connection with the appointment of a President will not be considered “Good Reason” under this clause); or
•We relocate our headquarters more than 30 miles for Columbia, Maryland despite his written objection and we fail to provide reasonable accommodations which would enable him to maintain a work/life balance comparable to what exists prior to the relocation.

Mr. Becker may terminate his employment agreement for “good reason” and Mr. Maggio may terminate his employment agreement for “good cause” if:

•We reduce his base salary without his consent and fail to restore it to its previous level within 30 days after notice from the executive;
•We fail to make any material payment, or provide any material benefit to him pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from him; or
•We breach any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from him.

Termination Payments under Mr. Greenberg’s Transition Agreement

If Mr. Greenberg is terminated for any reason, then the Company will continue to pay Mr. Greenberg (or after Mr. Greenberg’s death, his surviving spouse or estate, if there is no surviving spouse) the annual salary and continued benefits for the remainder of the three-year term of the agreement. In addition, if Mr. Greenberg’s employment is terminated by the Company without Cause (as defined above), by Mr. Greenberg for Good Reason (as defined above), or due to Mr. Greenberg’s death or illness/disability, then (1) the grant of time-based RSUs made to Mr. Greenberg on April 1, 2020 will become 100% vested and (2) the grants of awards made to Mr. Greenberg on July 21, 2020 (the “New Award”) will vest as follows. The one-third of the New Award that would vest on July 21, 2021 would vest 100% if not vested previously and (ii) the two-thirds of the New Award that would vest based on achievement of VWAP related performance measures, if not vested previously, will remain outstanding and eligible to vest based on achievement of the applicable stock price increase until July 21, 2023 (or, if earlier, upon a sale of the Company). As of the dated of this report, these VWAP objectives have been achieved and these portions of the New Award have vested. This accelerated vesting is subject to Mr. Greenberg’s execution of a release of employment-related claims in favor of the Company.

Termination Provisions of Employments Agreement with Messrs. Stedham, Duquette Becker and Maggio

If during the term of Messrs. Stedham, Duquette’s Becker's or Maggio's employment agreements we terminate his employment without “cause” or any of them terminates his employment for good reason, good cause or just cause (depending on the agreement) and he is in full compliance with his obligations under the employment agreement (which include non-competition and non-solicitation obligations for 6 and 12 months after termination, respectively, for Mssrs. Stedham and Becker and 6 months after termination for Messrs. Duquette and Maggio, and continuing confidentiality obligations), we are obligated to pay the executive his base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he would have been entitled to had his employment not terminated, for a period of time after termination equal to the length of the required notice.

The employment agreements of Mssrs. Becker, Maggio, and Stedham provide that the executive must provide the Company with a general release of claims before receiving any post-termination payments.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2020 with respect to the Named Executive Officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the Named Executive Officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Vesting of Restricted Stock Units

The terms with respect to the vesting of the performance-vesting and time-vesting RSUs granted to the Named Executive Officers have provisions relating to accelerated or continued vesting of the units in connection with terminations of employment under various circumstances and the “change of control” of the Company or the “Sale of the Company” (as defined below). These terms are set forth in the respective grant agreements, the LTIP or the 2011 Plan.

Vesting on Terminations

The performance-based grants made under the Company’s LTIP in 2019 vest on termination of employment as follows:

•Upon termination due to death, disability or retirement these RSUs will become vested and nonforfeitable on a pro rata basis based on actual performance through the end of the Performance Period; and
•Upon any other termination these RSUs will be forfeited on the date employment is terminated.

The performance-based grants made in lieu of LTIP grants in July of 2020 and under the new LTIP in January of 2021 vest as follows in connection with any termination of employment other than a termination by the Company for cause or voluntary departure (in which case all grants are forfeit):

•These RSUs will become vested and nonforfeitable on a pro rata basis based on actual performance through the last day of employment (in the case of the July 2020 grants) and through the 90th day after termination of employment (in the case of the January 2021 grants).

The time-based grants made on April 1, 2020 and January 4, 2021 vest on termination of employment as follows:

•Upon termination for any reason, these RSUs are forfeit as of the termination date except that if the recipient is receiving severance payments from the Company, they will continue to vest through the end of the severance period.

Mr. Stedham’s July 21, 2020 Grant provides that if his employment is terminated before July 21, 2023:

•For “cause” by the Company or by Mr. Stedham for other than “good reason”, the grant is forfeit;
•For “good reason” by the employee or other than cause by the Company, the grant will vest pro rata based on his termination date.

Vesting on Change of Control or Sale of the Company

Under our 2011 Plan, Change in Control is defined as:

•the acquisition (other than from the Company) in one or more transactions by any Person, as defined in this Section 2(e), of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of 50% or more of (A) the then outstanding shares of the securities of the Company, or (B) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the “Company Voting Stock”);
•the closing of a sale or other conveyance of all or substantially all of the assets of the Company; or
•the effective time of any merger, share exchange, consolidation, or other business combination involving the Company if immediately after such transaction persons who hold a majority of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity (or the entity owning 100% of such surviving entity) are not persons who, immediately prior to such transaction, held the Company Voting Stock; provided, however, that a Change in Control shall not include any transaction effected exclusively to change the domicile of the Company, and that for purposes of any Award or subplan that constitutes a “nonqualified deferred compensation plan,” within the meaning of Code section 409A, the Administrator, in its discretion, may specify a different definition of Change in Control in order to comply with the provisions of Code section 409A.

Under our LTIP and certain of our RSU grants, “Sale of the Company” is defined as:

•the closing of a sale or other conveyance of all or substantially all of the assets of the Company; or
•the effective time of the acquisition of the Company through a merger, share exchange, consolidation, or other business combination involving the Company if immediately after such transaction persons who hold a majority of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity (or the entity owning 100% of such surviving entity) are not persons who, immediately prior to such transaction, held the outstanding securities of the Company entitled to vote generally in the election of directors.

The performance-based grants made under the Company’s LTIP in 2019 vest on a Change in Control or a Sale of the Company as follows:

•Upon a Change in Control that is not also a Sale of the Company, these RSUs will become vested and nonforfeitable on the date of the Change in Control based on achievement of the pro rata portion of the Performance Measure relating to the portion of the Performance Period completed as of the date of the Change in Control;
•Upon a Sale of the Company, 100% of these RSUs will vest.

The performance-based grants made in lieu of LTIP grants in July of 2020 and under the new LTIP in January of 2021 vest on a Change in Control or a Sale of the Company as follows:

•Upon a Change in Control that is not also a Sale of the Company, any grants will terminate upon the effective time of such Change in Control unless the Compensation Committee provides for the continuation or assumption of such grants by, or for the substitution of the equivalent awards of the surviving or successor entity or a parent thereof, in connection with the Change in Control;
•Upon a Sale of the Company, RSUs will become vested and nonforfeitable on the date of the Sale of the Company based on the higher of the VWAP level achieved before the Sale of the Company and the price received by shareholders in the Sale of the Company.

The time-based grants made on April 1, 2020 and January 4, 2021 vest on a Change in Control or a Sale of the Company as follows:

•Upon a Change in Control that is not also a Sale of the Company, any grants will terminate upon the effective time of such Change in Control unless the Compensation Committee provides for the continuation or assumption of such grants by, or for the substitution of the equivalent awards of the surviving or successor entity or a parent thereof, in connection with the Change in Control;
•Upon a Sale of the Company, 100% of the grant will vest.

Mr. Stedham’s July 21, 2020 Grant vests on a Change in Control or a Sale of the Company as follows:

•Upon a Change in Control that is not also a Sale of the Company, any grants will terminate upon the effective time of such Change in Control unless the Compensation Committee provides for the continuation or assumption of such grants by, or for the substitution of the equivalent awards of the surviving or successor entity or a parent thereof, in connection with the Change in Control.
•Upon a Sale of the Company, 100% of the grant will vest.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control other than Sale of Company		Termination due to Sale of Company
Adam H. Stedham
Salary (1)	$—		$714,000		$714,000		$714,000
Stock units	569,442	(2)	107,262	(3)	107,262	(3)	1,377,100	(4)
Benefits continuation (5)	—		17,255		17,255		17,255
Total	$569,442		$838,517		$838,517		$2,108,355
Scott N. Greenberg
Salary (6)	$1,400,000		$1,400,000		$1,400,000		$1,400,000
Stock units (7)	941,174		941,174		941,174		941,174
Benefits continuation (8)	28,758		28,758		28,758		28,758
Total	$2,369,932		$2,369,932		$2,369,932		$2,369,932
Michael R. Dugan
Salary (9)	$—		$148,750		$148,750		$148,750
Stock units	252,144	(2)	37,537	(3)	37,537	(3)	402,291	(4)
Benefits continuation (9)	—		5,752		5,752		5,752
Total	$252,144		$192,039		$192,039		$556,793
Donald R. Duquette
Salary	$49,583	(10)	$297,500	(11)	$297,500	(11)	$297,500	(11)
Stock units	252,144	(2)	37,537	(3)	37,537	(3)	402,291	(4)
Benefits continuation	—		11,503	(11)	11,503	(11)	11,503	(11)
Total	$301,727		$346,540		$346,540		$711,294
Russell L. Becker
Salary (12)			$148,750		$148,750		$148,750
Stock units	216,125	(2)	46,894	(3)	46,894	(3)	375,630	(4)
Benefits continuation (12)	—		6,535		6,535		6,535
Total	$216,125		$202,179		$202,179		$530,915
William J. Maggio
Salary (12)			$120,000		$120,000		$120,000
Stock units	121,577	(2)	19,676	(3)	19,676	(3)	193,140	(4)
Benefits continuation (12)	—		6,535		6,535		6,535
Total	$121,577		$146,211		$146,211		$319,675
____________________

(1)Represents eighteen months of current salary as of December 31, 2020.
(2)Represents the value of the number of time-based RSUs and performance-based RSUs that would have vested if the event occurred based on the closing price of our common stock on December 31, 2020 of $11.86.
(3)Represents the value of the number of time-based RSUs that would have vested if the event occurred based on the closing price of our common stock on December 31, 2020 of $11.86.
(4)Represents the value of all outstanding time-based RSUs and performance-based RSUs calculated on equity value per share based on the closing price of our common stock on December 31, 2020 of $11.86.
(5)Represents an estimate of the incremental cost to the Company for benefits continuation for eighteen months subsequent to termination date.
(6)Represents the payments for the remaining thirty months of his transition agreement.
(7)Represents the value of all outstanding time-based RSUs and performance-based RSUs based on the closing price of our common stock on December 31, 2020 of $11.86.
(8)Represents an estimate of the incremental cost to the Company for benefits continuation for the remaining term of his transition agreement.
(9)Represents six months of severance and continued benefits based on the Company's severance policy for terminations typically offered to vice presidents.

(10)Represents two full calendar months of current salary as of December 31, 2020.
(11)Represents current salary and an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.
(12)Represents current salary and an estimate of the incremental cost to the Company for benefits continuation for six months subsequent to the termination date.

CEO Pay Ratio
In this section, we are providing required disclosure regarding the total compensation of the CEO to the total compensation of our median employee. We selected October 1, 2020 as the date on which to determine our median employee. As of that date, we had 4,465 full time and part time employees. Our entire employee population, which consisted of 2,078 employees in the United States and 2,387 employees located outside of the United States, were considered for identifying the median employee. Salaries for all foreign employees were converted to U.S. dollars using year-to-date average exchange rates. For purposes of identifying the median employee from the employee population, we used base salary as of October 1, 2020.
The 2020 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $1,795,667 as reported in the Summary Compensation Table of this filing. The 2020 annual total compensation as determined under Item 402 of Regulation S-K and described above for our median employee was $52,692. The ratio of our CEO's annual total compensation to our median employee's annual total compensation for the fiscal year 2020 was approximately 34 to 1.
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

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. The following summarizes the annual compensation payable to our non-employee directors as approved by the Board of Directors for the year ended December 31, 2020:

•Base annual fee of $45,000;
•Additional annual fee of $40,000 for serving as Chairman of the Board, if the Chairman is not an employee of the Company;
•Additional annual fee of $40,000 for serving as Lead Independent Director, if the Board has appointed a Lead Independent Director;
•Additional annual fee of $15,000 for each non-employee director serving on the Executive Committee, excluding the Chairman;
•Additional annual fee of $20,000 for serving as Chairman of the Audit Committee;
•Additional annual fee of $8,000 for serving on the Audit Committee;
•Additional annual fee of $7,000 for serving as Chairman of the Compensation Committee;
•Additional annual fee of $5,000 for serving on the Compensation Committee, Nominating/Corporate Governance Committee and Government Security Committee;
•Additional annual fee of $12,000 for serving as Chairman of the Nominating/Corporate Governance Committee;
•Additional annual fee of $10,000 for serving as Chairman of the Government Security Committee; and
•Directors receive $11,250 per quarter of our common stock, with the number of shares calculated based on the closing price of our common stock at the end of the quarter).

These annual fees are prorated and paid on a quarterly basis. Since 2019, directors may elect to be paid up to 100% of their annual fees in shares of our common stock, subject to any limitations under applicable law. In addition to the annual retainers, each non-employee director received $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting was held on a different date than the Board meeting.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2020 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer and Adam H. Stedham, whose compensation as Chief Executive Officer & President is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)		Total ($)
Tamar Elkeles	62,875	65,625	—		128,500
Marshall S. Geller	75,750	83,750	—		159,500
Steven E. Koonin	56,875	65,625	—		122,500
Jacques Manardo	43,500	67,500	120,000	(1)	231,000
Richard C. Pfenniger, Jr.	75,125	73,875	—		149,000
Samuel D. Robinson	98,000	104,000	—		202,000
____________________

(1)Other compensation includes consulting fees for advisory services to the Company.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Tamar Elkeles, Marshall S. Geller, Chairman, and Samuel D. Robinson. None of the members of the Compensation Committee during 2020 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

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

Tamar Elkeles
Marshall S. Geller
Samuel D. Robinson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 2021 by each person who is known by the Company based on such person's filings with the Securities and Exchange Commission ("SEC") to own beneficially more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Sagard Capital Partners, L.P. 280 Park Avenue, 3rd Floor West New York, NY 10017	3,639,367 shares	(1)	20.9%
Cove Street Capital 2101 E El Segundo Boulevard, Suite 302 El Segundo, CA 90245	1,954,923 shares	(2)	11.2%
Royce & Associates LP 745 Fifth Avenue New York, NY 10151	1,290,145 shares	(3)	7.4%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,196,368 shares	(4)	6.9%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	928,086 shares	(5)	5.3%
___________________________________________________________

(1)Based on a Form 13F filed by Sagard Capital Partners Management Corporation with the SEC on November 6, 2019.
(2)Based on a Form 13F filed by Cove Street Capital with the SEC on February 16, 2021.
(3)Based on a Form 13F filed by Royce & Associates LP with the SEC on February 8, 2021.
(4)Based on a Form 13F filed by Dimensional Fund Advisors LP ("Dimensional") with the SEC on March 8, 2021. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.
(5)Based on a Form 13G filed by BlackRock, Inc. with the SEC on January 29,2021.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2021, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Tamar Elkeles	12,326		*
Marshall S. Geller	165,769		1.0%
Scott N. Greenberg	328,497	(1)	1.9%
Steven E. Koonin	20,500		*
Jacques Manardo	12,825		*
Richard C. Pfenniger, Jr.	55,039		*
Samuel D. Robinson	3,660,141	(2)	21.3%
Russell L. Becker	86,524	(1)	*
Michael R. Dugan	84,622	(1)	*
Donald R. Duquette	108,871	(1)	*
William J. Maggio	59,624	(1)
Adam H. Stedham	223,684	(1)	1.3%
Directors and Executive Officers as a group (14 persons)	4,939,545	(3)	28.4%
__________________________
* Less than one percent.

(1)Includes 17,655 shares for Mr. Greenberg, 1,417 shares for Mr. Becker, 2,265 shares for Mr. Dugan, 15,426 shares for Mr. Duquette, 2,867 shares for Mr. Maggio and 7,949 shares for Mr. Stedham allocated pursuant to the provisions of our Retirement Savings Plan.
(2)The amount reported by Samuel D. Robinson includes 20,774 shares owned directly by him and 3,639,367 shares represents the beneficial ownership of the Company’s securities by Sagard Capital Partners, L.P., a Delaware limited partnership ("Sagard Capital"). Mr. Robinson is the President of Sagard Holdings ULC and its subsidiary, Sagard Capital Partners Management Corporation ("Sagard Management"), the investment manager of Sagard Capital, and of Sagard Capital Partners GP, Inc., the general partner of Sagard Capital. Mr. Robinson disclaims beneficial ownership of such securities by virtue of his position as the President of Sagard Management.
(3)Includes 49,970 shares of Common Stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

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

Director Independence

The Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the New York Stock Exchange (“NYSE”) rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with the Company. As a result of its annual review, the Board of Directors has determined that Tamar Elkeles, Marshall S. Geller, Steven E. Koonin, Richard C. Pfenniger, Jr. and Samuel D. Robinson are independent and that Scott N. Greenberg, Jacques Manardo and Adam H. Stedham are not deemed to be independent. The Company has Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such Committees are independent. The Company also has an Executive Committee, of which Mr. Greenberg is a member and a Government Security Committee, of which Mr. Stedham is a member.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2020 and 2019 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2020	2019
Audit Fees (1)	$2,229,000	$2,042,000
Audit-Related Fees (2)	198,000	49,000
Tax Fees (3)	445,000	476,000
Total	$2,872,000	$2,567,000
__________________________

(1)Audit fees for 2020 and 2019 consisted of fees for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, fees for statutory audit services for foreign subsidiaries, and fees related to an updated consent for a Form S-8 registration statement filing.
(2)Audit-related fees for 2020 and 2019 consisted of fees that principally relate to assurance and related services that are also performed by our independent registered public accounting firm. More specifically, these services include audits of employee benefit plan information, accounting consultations, due diligence and audits in connection with business development activity, internal control reviews and attest services related to financial reporting that are not required by statute or regulation.
(3)Tax fees for 2020 and 2019 consisted of fees for tax compliance services, including the preparation of tax returns, and tax consulting services including technical research.

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

3.        Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 31 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2021

	By:	/s/ Adam H. Stedham
Adam H. Stedham
Chief Executive Officer and President

/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*
_____________

* Filed herewith