Form 10-Q
period 2021-03-31
GP STRATEGIES CORP
filed 2021-05-06
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION  13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

Commission File Number: 1-7234

GP STRATEGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			52-0845774
(State or other jurisdiction of incorporation or organization )			(I.R.S. Employer Identification No.)
70 Corporate Center
11000 Broken Land Parkway, Suite 300,	Columbia	MD	21044
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (443) 367-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GPX	NYSE (New York Stock Exchange)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 29, 2021 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,445,756

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$10,758	$23,076
Accounts and other receivables, less allowance for credit losses of $2,964 in 2021 and $3,086 in 2020	87,230	110,575
Unbilled revenue	40,990	28,100
Prepaid expenses and other current assets	19,504	15,186
Assets held for sale	42,339	42,463
Total current assets	200,821	219,400
Property, plant and equipment	20,485	20,765
Accumulated depreciation	(16,195)	(16,115)
Property, plant and equipment, net	4,290	4,650
Operating lease right-of-use assets	19,025	20,862
Goodwill	120,187	120,589
Intangible assets, net	5,127	5,656
Other assets	9,290	10,619
	$358,740	$381,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$75,724	$91,572
Current portion of operating lease liabilities	5,049	5,523
Deferred revenue	19,583	16,509
Liabilities held for sale	7,487	5,868
Total current liabilities	107,843	119,472
Long-term debt	—	12,748
Long-term portion of operating lease liabilities	14,615	16,260
Other liabilities	9,686	9,950
Total liabilities	132,144	158,430

Stockholders’ equity:
Common stock, par value $0.01 per share	174	173
Additional paid-in capital	104,664	103,225
Retained earnings	140,020	138,296
Treasury stock at cost	—	(25)
Accumulated other comprehensive loss	(18,262)	(18,323)
Total stockholders’ equity	226,596	223,346
	$358,740	$381,776
See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$114,551	$128,281
Cost of revenue	93,110	110,667
Gross profit	21,441	17,614
General and administrative expenses	14,836	17,284
Sales and marketing expenses	2,468	1,839
Restructuring charges	699	—
Loss on change in fair value of contingent consideration	269	—
Gain on sale of business	—	1,064
Operating income (loss)	3,169	(445)
Interest expense	181	978
Other expense	823	500
Income (loss) before income tax expense (benefit)	2,165	(1,923)
Income tax expense (benefit)	441	(629)
Net income (loss)	$1,724	$(1,294)

Basic weighted average shares outstanding	17,325	17,082
Diluted weighted average shares outstanding	18,153	17,117

Per common share data:
Basic earnings (loss) per share	$0.10	$(0.08)
Diluted earnings (loss) per share	$0.09	$(0.08)

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,724	$(1,294)
Foreign currency translation adjustments	61	(7,155)
Comprehensive income (loss)	$1,785	$(8,449)

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2021 and 2020
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2020	173	103,225	138,296	(25)	(18,323)	223,346
Net income	—	—	1,724	—	—	1,724
Foreign currency translation adjustment	—	—	—	—	61	61
Stock-based compensation expense	—	929	—	—	—	929
Issuance of stock for employer contributions to retirement plan	1	737	—	—	—	738
Net issuances of stock pursuant to stock compensation plans and other	—	(227)	—	25	—	(202)
Balance at March 31, 2021	$174	$104,664	$140,020	$—	$(18,262)	$226,596

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2019	172	102,319	131,228	(4,070)	(19,735)	209,914
Net loss	—	—	(1,294)	—	—	(1,294)
Foreign currency translation adjustment	—	—	—	—	(7,155)	(7,155)
Stock-based compensation expense	—	441	—	—	—	441
Issuance of stock for employer contributions to retirement plan	—	(1,062)	—	1,877	—	815
Net issuances of stock pursuant to stock compensation plans and other	—	(1,048)	—	819	—	(229)
Balance at March 31, 2020	172	100,650	129,934	(1,374)	(26,890)	202,492

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020
(In thousands)
(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,724	$(1,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of contingent consideration, net	269	—
Gain on sale of business	—	(1,064)
Depreciation and amortization	1,472	2,177
Deferred income taxes	(215)	(414)
Non-cash compensation expense	1,667	1,256
Changes in other operating items:
Accounts and other receivables	23,704	25,290
Unbilled revenue	(12,875)	(5,252)
Prepaid expenses and other assets	(1,211)	(3,602)
Accounts payable, accrued expenses and net change in operating leases	(18,290)	(10,917)
Deferred revenue	3,561	4,429
Other	758	(762)
Net cash provided by operating activities	564	9,847

Cash flows from investing activities:
Additions to property, plant and equipment	(455)	(467)
Proceeds from sale of business	—	3,328
Capitalized software development costs and other	—	(24)
Net cash provided by (used in) investing activities	(455)	2,837

Cash flows from financing activities:
Proceeds from long-term debt	43,700	62,187
Repayment of long-term debt	(56,446)	(70,220)
Change in negative cash book balance	—	(3,701)
Other financing activities	(203)	(8)
Net cash used in financing activities	(12,949)	(11,742)

Effect of exchange rate changes on cash and cash equivalents	522	(76)
Net increase (decrease) in cash	(12,318)	866
Cash at beginning of period	23,076	8,159
Cash at end of period	$10,758	$9,025

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$192	$938
Cash paid during the period for income taxes	405	570
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

(1)Basis of Presentation

GP Strategies is a leading workforce transformation partner. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2021 interim period are not necessarily indicative of results to be expected for the entire year.

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, Europe Middle East Africa (EMEA) and Emerging Markets (Latin America and Asia Pacific countries). These became our reportable segments in the third quarter of 2020. Prior to this change, our reportable segments consisted of two global practices, Workforce Excellence and Business Transformation Services, which focused on providing similar and/or complementary products and services across our diverse customer base within target markets. Effective January 1, 2021 as a result of a change in management, we transferred one of our businesses from our North America segment to our EMEA segment. In addition, we realigned some of our businesses between our North America Organizational Performance Solutions (OPS) and North America Technical Performance Solutions (TPS) solutions to more accurately align with their focus industries. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

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

Please refer to Note 1- Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our 2020 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
(2)Recent Accounting Standards

    Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the standard on January 1, 2021. The new standard did not impact our financial statements.
For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Recent Accounting Standards section in our Annual Report on Form 10-K for the year ended December 31, 2020. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.
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
March 31, 2021
(Unaudited)
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

For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the costs incurred input method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods on our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $0.5 million and $(0.1) million for the three months ended March 31, 2021 and 2020, respectively.
For certain fixed-fee per transaction contracts, such as delivering training courses or conducting workshops, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.
For certain fixed-fee per transaction and fixed price contracts, such as for the shipping of publications and print materials, revenue is recognized at the point in time at which control is transferred which is upon delivery, as the overtime revenue recognition criteria are not met.
Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of March 31, 2021, we had $338.8 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue within the next twelve months.
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

When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2021 were not materially impacted by any other factors.

Revenue recognized for the three months ended March 31, 2021 and 2020, that was included in the contract liability balance at the beginning of the year was $4.4 million and $8.2 million, respectively, and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
Disaggregation of Revenue
See Note 13 (Business Segments) to these Condensed Consolidated Financial Statements for our disaggregated revenues.

(4)Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 23% and 25% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 14% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, accounts receivable from a single automotive customer totaled $12.5 million, or 14%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 17% and 16% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% of our consolidated revenue for the three months ended March 31, 2021 and 2020. As of March 31, 2021, billed and unbilled accounts receivable from a single financial services customer totaled $10.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2021 or 2020 or consolidated accounts receivable balance as of March 31, 2021.

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

The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Non-dilutive instruments	—	36

Dilutive common stock equivalents	828	35

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

(6)Business Held for Sale

As of March 31, 2021, we began the process to sell a business outside of our focus industries and as a result we have classified all of this business' assets and liabilities to held for sale. The sale is expected to occur within 12 months. The related assets held for sale are primarily composed of $1.1 million of operating lease right-of-use assets, $0.3 million of fixed asset and $0.1 million of goodwill. The related liabilities held for sale are primarily composed of $1.2 million of operating lease liabilities. This business is part of the EMEA segment.

As of December 31, 2020, we began the process to sell a business outside of our focus industries and as a result we have classified all of this business' assets and liabilities to held for sale. The sale is expected to occur within 12 months. As of March 31, 2021, the related assets held for sale are primarily composed of $35.9 million of goodwill, $2.8 million of unbilled revenue, and $1.9 million of accounts receivables. The related liabilities held for sale are primarily composed of $5.7 million of deferred revenue and $0.6 million of accounts payable and accrued expense. This business is part of the North America segment.

(7)Intangible Assets

Goodwill

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

ASC Topic 350, Intangibles - Goodwill and Other (ASC Topic 350), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Our North America operating segment is comprised of three reporting units based on our primary solution sets. The remaining three reporting units are our EMEA, Latin America and Asia Pacific operating segments. Effective January 1, 2021 as a result of a change in management, we transferred one of our businesses from our North America segment to our EMEA segment. In addition, we realigned some of our businesses between our North America OPS and North America TPS reporting units to more accurately align with their focus industries. As a result of these changes, we determined a triggering event occurred and performed a quantitative goodwill impairment test. For the goodwill impairment test as of January 1, 2021, we concluded that the fair values of each of our reporting units exceeded their respective carrying values.

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

We determine the fair value of our reporting units using a market approach. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium. In addition, we made certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2021 were as follows (in thousands):

	North America	EMEA	Emerging Markets	Total
Balance as of December 31, 2020	$83,828	$28,223	$8,538	$120,589
Assets held for sale	—	(98)	—	(98)
Foreign currency translation	(255)	(53)	5	(304)
Balance as of March 31, 2021	$83,573	$28,072	$8,543	$120,187

Intangible Assets Subject to Amortization

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2021
Customer relationships	$9,467	$(4,851)	$4,616
Intellectual property and other	3,104	(2,593)	511
	$12,571	$(7,444)	$5,127

December 31, 2020
Customer relationships	$9,447	$(4,457)	$4,990
Intellectual property and other	3,104	(2,438)	666
	$12,551	$(6,895)	$5,656

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
(8) Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2021	2020
Restricted stock units	846	111
Board of Directors and other stock grants	83	330
Total stock-based compensation expense	$929	$441

Pursuant to our 2011 Stock Incentive Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees, members of the Board of Directors and other individuals providing services to the Company. As of March 31, 2021, we had restricted and performance stock units outstanding under these plans.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and (ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of March 31, 2021, our leverage ratio was 0.0 to 1.0 and our interest expense coverage ratio was 14.4 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of March 31, 2021, there were no borrowings outstanding and $87.1 million of available borrowings under the revolving loan facility based on our leverage ratio.

For the three months ended March 31, 2021 and 2020, the weighted average interest rate on our borrowings was 1.9% and 3.9%, respectively. As of March 31, 2021, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.0 million of unamortized debt issue costs related to the Credit Agreement as of March 31, 2021 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)Income Taxes

Income tax expense was $0.4 million, or an effective income tax rate of 20.4%, for the three months ended March 31, 2021 compared to a benefit of $(0.6) million, or an effective income tax rate of 32.7%, for the three months ended March 31, 2020. The change in the tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of an increase in pre-tax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, as well as provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limits. Tax payment deferrals provided for under the CARES Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate, totaled $9.2 million as of March 31, 2021, of which approximately $6.1 million is included in accounts payable and accrued expenses and $3.2 million is in other noncurrent liabilities. We continue to monitor any effects that may result from the CARES Act.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law to enact and extend certain tax relief programs as a result of the COVID-19 pandemic. The Act does not contain provisions that have a material impact on income tax expense and the effective tax rate.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2021, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2017 through 2020 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

(11) Restructuring

During the fourth quarter of 2020, we initiated a review of restructuring and transition activities to improve the efficiency of our general and administrative support functions. As part of these activities, we employed a consultant to perform a review and assessment to determine efficiency opportunities. During the quarter ending March 31, 2021, we executed various activities to improve our general and administrative functions and as a result recorded a $0.6 million restructuring cost. We expect to incur additional costs during the second quarter of 2021 related to the restructuring of our general and administrative support functions. In addition during the first quarter of 2021, we permanently closed our body shop operations in Thailand and as result incurred a $0.1 million restructuring cost related to the loss on the sale of inventory associated with the business. These costs are included in restructuring charges on the consolidated statements of operations. We paid $0.4 million during the quarter ending March 31, 2021 and will pay the remaining $0.3 million during the quarter ending June 30, 2021.

(12) Leases

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
We have operating leases for office facilities, vehicles and office equipment. We do not have any material finance leases.
Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,794	$2,329
Short-term lease cost	80	358
Total lease costs	$1,874	$2,687

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
Supplemental information related to leases was as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$19,025	$20,862

Current portion of operating lease liabilities	$5,049	$5,523
Non-current portion of operating lease liabilities	14,615	16,260
Total operating lease liabilities	$19,664	$21,783

Cash paid for amounts included in the measurement of operating lease liabilities	$1,777	$11,188

Right-of-use assets obtained in exchange for operating lease liabilities	$1,048	$4,523

Weighted-average remaining lease term for operating leases (years)	4.9 years	5.6 years

Weighted-average discount rate for operating leases	3.4%	3.8%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of March 31, 2021 (in thousands):

Year ended December 31,
2021 (excluding the three months ended March 31, 2021)	$4,132
2022	4,953
2023	3,915
2024	3,233
2025	2,763
Thereafter	2,705
Total future lease payments	21,701
Less: imputed interest	(2,037)
Present value of future lease payments	19,664
Less: current portion of lease liabilities	(5,049)
Long-term lease liabilities	$14,615

During the first quarter of 2021, operating lease right-of-use assets of $1.1 million and operating lease liabilities of $1.2 million were reclassified as assets held for sale and liabilities held for sale, respectively.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

(13) Business Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, EMEA and Emerging Markets. These became our reportable segments in the third quarter of 2020. Effective January 1, 2021 as a result of a change in management, we transferred one of our businesses from our North America segment to our EMEA segment. In addition, we realigned some of our businesses between our North America OPS and North America TPS solutions to more accurately align with their focus industries. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

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

Across our regional operating structure, the Company provides Workforce Transformation Services categorized into three primary solution sets:

•Organizational Performance Solutions (OPS) - focus is on managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions

•Technical Performance Solutions (TPS) - focus is on engineering and technical services, enterprise technology adoption and Human Capital Management (HCM) implementation services.

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
March 31, 2021
(Unaudited)
The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
North America	$72,329	$84,936
EMEA	29,973	31,898
Emerging Markets	12,249	11,447
	$114,551	$128,281
Gross profit:
North America	$14,493	$13,058
EMEA	5,050	3,776
Emerging Markets	1,898	780
Total gross profit	21,441	17,614
General and administrative expenses	14,836	17,284
Sales and marketing expenses	2,468	1,839
Restructuring charges	699	—
Loss on change in fair value of contingent consideration	269	—
Gain on sale of business	—	1,064
Operating income (loss)	3,169	(445)
Interest expense	181	978
Other expense	823	500
Income (loss) before income tax expense (benefit)	$2,165	$(1,923)

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended March 31,
	North America		EMEA		Emerging Markets		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020
Revenue by type of service:
Organizational Performance Solutions	$22,656	$24,000	$10,689	$12,935	$7,127	$5,112	$40,472	$42,047
Technical Performance Solutions	33,202	39,897	18,029	17,305	189	115	51,420	57,317
Automotive Performance Solutions	16,471	21,039	1,255	1,658	4,933	6,220	22,659	28,917
	$72,329	$84,936	$29,973	$31,898	$12,249	$11,447	$114,551	$128,281

Revenue by industry focus group:
Automotive	$19,679	$24,963	$1,529	$2,630	$5,551	$5,828	$26,759	$33,421
Financial Services	9,306	9,692	6,484	7,402	3,808	3,364	19,598	20,458
Defense & Aerospace	17,521	19,849	1,139	1,654	—	—	18,660	21,503
Technology	6,922	6,986	1,514	778	171	287	8,607	8,051
All Other	18,901	23,446	19,307	19,434	2,719	1,968	40,927	44,848
	$72,329	$84,936	$29,973	$31,898	$12,249	$11,447	$114,551	$128,281

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

The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including, but not limited to, implementing travel restrictions, arranging work from home capabilities and flexible work policies. During the year ending December 31, 2020, we were able to make the transition to a remote workforce in response to the COVID-19 pandemic and its effects without incurring material expenses by implementing existing business continuity plans using existing resources. The safety and well-being of our employees is our first priority.

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

The Company estimates that the impact of COVID-19 on its revenue for the three months ended March 31, 2021 was at least $7.0 million. With the continued rollout of vaccines, we expect the negative effects of COVID-19 to decline sequentially over the remainder of 2021, but there may be regions, industries or our business lines that would be more significantly affected than others during this period.

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

Business Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, EMEA and Emerging Markets (Latin America and Asia Pacific countries). Effective January 1, 2021 as a result of change in management, we transferred one of our businesses from our North America segment to our EMEA segment. In addition, we realigned some of our business between our North America OPS and North America TPS solutions to more accurately align with their focus industries. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

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

Across our regional operating structure, the Company provides Workforce Transformation Services categorized into three primary solution sets:

•Organizational Performance Solutions (OPS) - focus is on managed learning services, digital learning strategies and content development, business consulting, and leadership development solutions

•Technical Performance Solutions (TPS) - focus is on engineering and technical services, enterprise technology adoption and HCM implementation services.

•Automotive Performance Solutions (APS) - provides sales enablement solutions, including custom product sales training and other customer loyalty and marketing relates services.

We have also identified four focus industries to deliver these services which include Automotive, Financial Services, Defense and Aerospace and Technology. Our three reportable segments are comprised of four operating segment under ASC Topic 280, Segment Reporting.

Significant Events

Divestiture

We did not have any divestitures during the quarter ending March 31, 2021.

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. The upfront cash purchase price was $4.8 million, which consisted of an advance payment of $1.5 million received on December 31, 2019 and $3.5 million received on January 2, 2020, offset by a $0.2 million cash payment to the buyer in March 2020 in settlement of the final net working capital as defined in the asset purchase agreement. In addition, up to $0.5 million of the purchase price is subject to the achievement of certain milestones under an assigned contract through the period December 31, 2021. As of March 31, 2021, this is not expected to be achieved and the loss on contingent consideration is reflected on the condensed consolidated statement of operations for the quarter. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business. The gain represents the difference between the purchase price and the carrying value of the business, which primarily included net working capital of $0.1 million and goodwill of $2.6 million. The Alternative Fuels Division was part of the North America segment.

Operating Highlights

Three Months ended March 31, 2021 Compared to the Three Months ended March 31, 2020

Our revenue decreased $13.7 million or 10.7% during the first quarter of 2021 compared to the first quarter of 2020. The net decrease is due to a $12.6 million decrease in our North America segment, a $1.9 million decrease in our EMEA segment partially offset by a $0.8 million increase in our Emerging Markets segment. Excluding the effects of COVID-19, divestitures, and foreign currency exchange rate changes, our revenue decreased $6.7 million for the first quarter of 2021 compared to the first quarter of 2020 primarily due to the timing of the shipment of North America APS publications from the first quarter of 2021 to the second quarter of 2021. We estimate that the impact of COVID-19 resulted in at least a $7.0 million decrease in our revenue in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the postponement of certain training events and other delays in client projects. In addition, our revenue decreased $2.8 million during the first quarter of 2021 due to a divested revenue stream resulting from the sale of our IC Axon Division on October 1, 2020. Offsetting these decreases, the foreign currency exchange rate changes resulted in a $2.8 million increase in U.S. dollar reported revenue during the first quarter of 2021. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed below, increased $3.6 million to operating income of $3.2 million for the first quarter of 2021 compared to operating loss of $0.4 million for the first quarter of 2020. The net increase is primarily due to a $3.8 million increase in gross profit resulting from operating restructuring initiatives and our margin expansion focus implemented in fiscal year 2020. In addition, the increase resulted from a $2.4 million decrease in general and administrative expenses. These increases were partially offset by a $1.1 million gain on the sale of Alternative Fuels Division in the first quarter of 2020, a $0.7 million restructuring charges incurred in the first quarter of 2021, a $0.6 million increase in sales and marketing expenses and a $0.3 million loss on change in fair value of contingent consideration in the first quarter of 2021.

For the three months ended March 31, 2021, we had income before income tax expense of $2.2 million compared to a loss before income tax benefit of $1.9 million for the three months ended March 31, 2020. Net income was $1.7 million, or $0.09 earnings per diluted share, for the three months ended March 31, 2021, compared to a net loss of $1.3 million, or $(0.08) loss per diluted share, for the three months ended March 31, 2020. Diluted weighted average shares outstanding were 18.2 million for the first quarter of 2021 compared to 17.1 million for the first quarter of 2020.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2021	2020
North America	$72,329	$84,936
EMEA	29,973	31,898
Emerging Markets	12,249	11,447
	$114,551	$128,281

North America revenue decreased $12.6 million or 14.8% during the first quarter of 2021 compared to the first quarter of 2020. The revenue decrease is primarily due to the following:

•a $4.3 million decrease due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $1.2 million increase in our OPS practice primarily due to an increase in our managed learning services and content development business;
•a $3.8 million decrease in our TPS practice primarily due to a decline in disaster recovery services along with a reduction of certain government services due to contract completions;
•a $3.3 million decrease in our APS practice primarily due to the a shift of publication deliverables into the second quarter of 2021 partially offset by a previously announced material new contract with an automotive customer
•a $2.8 million decrease due to the divestiture of our IC Axon Division on October 1, 2020; and
•a $0.3 million increase in revenue due to changes in foreign currency exchange rates.

EMEA revenue decreased $1.9 million or 6.0% during the first quarter of 2021 compared to the first quarter of 2020. The revenue decrease is primarily due to the following:
•a $2.4 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $1.8 million decrease in our OPS practice primarily due to a decline in our strategic consulting business;
•a $0.2 million decrease in our APS practice primarily due a reduction in services for automotive clients in the region; and
•a $2.4 million increase in revenue due to changes in foreign currency exchange rates.
Emerging Markets revenue increased $0.8 million or 7.0% during the first quarter of 2021 compared to the first quarter of 2020. The revenue increase is due to the following:
•a $0.3 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $2.0 million increase in our OPS practice primarily due to increase in our managed learning service business; and
•a $0.9 million decrease in our APS practice primarily due closure of our body shop business in Thailand.
Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2021		2020
		% Revenue		% Revenue
North America	$14,493	20.0%	$13,058	15.4%
EMEA	5,050	16.8%	3,776	11.8%
Emerging Markets	1,898	15.5%	780	6.8%
	$21,441	18.7%	$17,614	13.7%

North America gross profit of $14.5 million or 20.0% of revenue for the first quarter of 2021 increased by $1.4 million or 11.0% compared to gross profit of $13.1 million or 15.4% of revenue for the first quarter of 2020 primarily due to reduced costs and improved efficiencies. In addition there was also a license sale of $0.9 million in our TPS Energy services business and a $0.5 million license sale in our OPS Leadership practice in the three months ended March 31, 2021, respectively.

EMEA gross profit of $5.1 million or 16.8% of revenue for the first quarter of 2021 increased by $1.3 million or 33.7% compared to gross profit of $3.8 million or 11.8% of revenue for the first quarter 2020 primarily due to reduced costs and improved efficiencies.

Emerging Markets gross profit of $1.9 million or 15.5% of revenue for the first quarter of 2021 increased by $1.1 million or 143.3% compared to gross profit of $0.8 million or 6.8% of revenue for the first quarter 2020 primarily due to reduced costs and improved efficiencies.

General and Administrative Expenses

General and administrative expenses decreased $2.4 million or 14.2% from $17.3 million in the first quarter of 2020 to $14.8 million in the first quarter of 2021. The decrease in general and administrative expenses is primarily due to (i) a $2.8 million reduction in labor and expenses resulting from restructuring initiatives, (ii) a $0.7 million adjustment to the bad debt reserve, and (iii) a $0.5 million decrease in amortization expense resulting from the sale of the IC Axon Division. These decreases were partially off set by $0.9 million of legal costs associated with two businesses classified as held for sale and $0.7 million of various other one time outside costs.
Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million or 34.2% from $1.8 million in the first quarter of 2020 to $2.5 million in the first quarter of 2021 due to increased investment in global sales resources.

Restructuring Charges

During the first quarter of 2021, we incurred $0.6 million of restructuring charges resulting from consulting fees performed to assist with the implementation of opportunities to improve the efficiencies of our general and administrative support functions and $0.1 million of restructuring costs related to the loss on the sale of inventory resulting from the closing of our body shop in Thailand.

Loss on change in fair value of contingent consideration

During the first quarter of 2021, we incurred a $0.3 million loss on the change in fair value of a contingent consideration resulting from the sale of the Alternative Fuels Division as a result of certain milestones are not expected to be achieved under an assigned contract through the period ending December 31, 2021.

Interest Expense

Interest expense was $0.2 million for the first quarter of 2021 compared to $1.0 million for the first quarter of 2020. The decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the first quarter of 2020.
Other Expense

Other expenses was $0.8 million for the first quarter of 2021 compared to $0.5 million for the first of 2020 respectively. The increase in other expense is primarily due to a $0.7 million increase in foreign currency losses in the first quarter of 2021 and a $0.1 million impairment loss on an operating lease right-of-use asset, partially offset by a $0.4 million increase in income from a joint venture. Foreign currency gains and losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our foreign subsidiaries.
Income Tax Expense (Benefit)

We had an income tax expense of $0.4 million for the first quarter of 2021 compared to an income tax benefit of $0.6 million for the first quarter of 2020. The effective income tax rate was 20.4% and 32.7% for the three months ended March 31, 2021 and 2020, respectively. The decrease in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of an increase in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $93.0 million at March 31, 2021 compared to $99.9 million at December 31, 2020. As of March 31, 2021, we had no long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($87.1 million of available borrowings as of March 31, 2021 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months. This belief does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or unanticipated uses of cash. The anticipated cash needs of our business could change significantly if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future results of operations;
•the quality of our accounts receivable;

•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

As of March 31, 2021, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $9.6 million. The 2017 Tax Cuts and Jobs Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three months ended March 31, 2021 and March 31, 2020, we did not repurchase shares of our common stock in the open market. As of March 31, 2021, there was approximately $1.9 million available for future repurchases under the buyback program.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 23% and 25% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 13% and 14% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, accounts receivable from a single automotive customer totaled $12.5 million, or 14%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 17% and 16% of our consolidated revenue for the three months ended March 31, 2021 and 2020. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% of our consolidated revenue for the three-months ended March 31, 2021 and 2020. As of March 31, 2021, billed and unbilled accounts receivable from a single financial services customer totaled $10.4 million, or 8%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2021 or 2020 or consolidated accounts receivable balance as of March 31, 2021.

Cash Flows

Three Months ended March 31, 2021 Compared to the Three Months ended March 31, 2020

Our cash and cash equivalents balance decreased $12.3 million from $23.1 million as of December 31, 2020 to $10.8 million as of March 31, 2021. The decrease in cash and cash equivalents during the three months ended March 31, 2021 resulted from cash provided by operating activities of $0.6 million, cash used in investing activities of $0.5 million, cash used in financing activities of $12.9 million and a positive effect of foreign currency exchange rates changes on cash of $0.5 million.

Cash provided by operating activities was $0.6 million for the three months ended March 31, 2021 compared to $9.8 million for the same period in 2020. The decrease in cash from operations is primarily due to a net decrease in working capital balances during the three months ended March 31, 2021 compared to the same period in 2020.

Cash used in investing activities was $0.5 million for the three months ended March 31, 2021 compared to cash provided by investing activities of $2.8 million for the same period in 2020. The change in cash from investing activities is primarily due to a $3.3 million of cash proceeds from the sale of our Alternative Fuels Division on January 1, 2020.

Cash used in financing activities was $12.9 million for the three months ended March 31, 2021 compared to $11.7 million for the same period in 2020. The cash used in financing activities is primarily due to net repayments of borrowings under our Credit Agreement.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On May 7, 2020 we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of March 31, 2021, our leverage ratio was 0.0 to 1.0 and our interest expense ratio was 14.4 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of March 31, 2021, there were no borrowings outstanding and $87.1 million of available borrowings under the revolving loan facility based on our Leverage Ratio. For the three months ended March 31, 2021 and 2020, the weighted average interest rate on our borrowings was 1.9% and 3.9%, respectively. As of March 31, 2021, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $1.0 million of unamortized debt issue costs related to the Credit Agreement as of March 31, 2021 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of March 31, 2021, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 2 to the accompanying condensed consolidated financial statements.

Non-GAAP Information
This Form 10-Q references Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization), a widely used non-GAAP financial measure of operating performance. It is presented as supplemental information that the Company believes is useful to investors to evaluate its results because it excludes certain items that are not directly related to the Company’s core operating performance. In particular, we believe that certain gains and charges, such as the gain on sale of business, legal acquisition/divestiture and transaction costs, restructuring charges and severance expense, while difficult to predict in the current environment, will vary significantly and make a quarter to quarter comparison of net income less useful to investors than a comparison of Adjusted EBITDA in understanding the impact of COVID-19 and related effects on our results of operations.

Adjusted EBITDA is calculated by adding back to net income interest expense, income tax expense (benefit), depreciation and amortization, non-cash stock compensation expense and other unusual or infrequently occurring items. For the periods presented, these other items are restructuring charges, severance expense, loss on change in fair value of contingent consideration, foreign currency transaction losses, legal acquisition/divestitures and transaction costs, impairment of operating lease right-of-use assets, and gain on sale of business.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Non-GAAP Reconciliation – Adjusted EBITDA
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2021	2020
Net income (loss)	$1,724	$(1,294)
Interest expense	181	978
Income tax expense (benefit)	441	(629)
Depreciation and amortization	1,472	2,177
EBITDA	3,818	1,232
Adjustments:
Non-cash stock compensation expense	1,667	1,256
Restructuring charges	699	—
Severance expense	539	211
Loss on change in fair value of contingent consideration	269	—
Foreign currency transaction losses	1,249	496
Legal acquisition/divestitures and transaction costs	850	1,038
Impairment of operating lease right-of-use asset	103	255
Gain on sale of business	—	(1,064)
Adjusted EBITDA	$9,194	$3,424

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the anticipated effects of the COVID-19 pandemic and related events on our business and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, impact of the COVID-19 pandemic and related events that are beyond our control and difficult to predict, and the other factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (including but not limited to Risks Related to COVID-19) and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (the "SEC"). We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $140.0 million. As of March 31, 2021, we had no outstanding debt under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Daily Adjusted LIBOR. If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of March 31, 2021, we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

Item 4.    Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020 and continues to do so as of the date of this filing. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the three months ended March 31, 2021. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to COVID-19

The COVID-19 pandemic adversely affected our results of operations in 2020 and the first quarter of 2021and could potentially have a material adverse impact on our business, financial condition and results of operations for at least the remainder 2021, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for GP Strategies, our customers and vendors, and the markets in which we do business. The scope and impact of the COVID-19 pandemic has remained uncertain and rapidly evolving through the first quarter of 2021 and the date of this report. We estimate that the decreases in our revenue due to the effects of COVID-19 were at least $11.5 million in the first quarter of 2020, $32.5 million in the second quarter of 2020, $18.4 million in the third quarter of 2020, and $17.9 million in the fourth quarter of 2020 compared to the same periods of 2019, primarily due to the postponement of certain training events and other delays in client projects. Also, we estimate we had an approximately $7.0 million decrease in our revenue in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the postponement of certain training events and other delays in client projects. During 2020 and 2021 through the date of this report, health and economic conditions in the United States and around the world have been adversely affected, and government and customer actions and related events have adversely impacted, and we expect will continue to adversely impact, how we do business and the services that we provide for a sustained period. With the continued rollout of vaccines, we expect the negative effects of COVID-19 to decline sequentially over the remainder of 2021, but there may be regions, industries or our business lines that would be more significantly affected than others during this period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2021:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2021	518	(2)	$11.15	—	$1,922,000
February 1 - 28, 2021	14,391	(2)	$13.67	—	$1,922,000
March 1 - 31, 2021	—		$—	—	$1,922,000

(1)We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.
(2)Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the first quarter of 2021.

Item 6.    Exhibits

31.1
Certification of Chief Executive Officer of the Company dated May 6, 2021 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated May 6, 2021 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 6, 2021 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 6, 2021	/s/ Adam H. Stedham
Adam H. Stedham
Chief Executive Officer and President

May 6, 2021	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer