Form 10-Q
period 2021-06-30
GP STRATEGIES CORP
filed 2021-08-09
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 29, 2021 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,542,342

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$15,460	$23,076
Accounts and other receivables, less allowance for credit losses of $2,635 in 2021 and $3,086 in 2020	100,494	110,575
Unbilled revenue	38,254	28,100
Prepaid expenses and other current assets	22,537	15,186
Assets held for sale	40,875	42,463
Total current assets	217,620	219,400
Property, plant and equipment	20,195	20,765
Accumulated depreciation	(16,315)	(16,115)
Property, plant and equipment, net	3,880	4,650
Operating lease right-of-use assets	17,752	20,862
Goodwill	120,483	120,589
Intangible assets, net	4,641	5,656
Other assets	9,012	10,619
	$373,388	$381,776
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$83,583	$91,572
Current portion of operating lease liabilities	5,382	5,523
Deferred revenue	16,511	16,509
Liabilities held for sale	4,823	5,868
Total current liabilities	110,299	119,472
Long-term debt	8,995	12,748
Long-term portion of operating lease liabilities	13,878	16,260
Other liabilities	9,386	9,950
Total liabilities	142,558	158,430

Stockholders’ equity:
Common stock, par value $0.01 per share	175	173
Additional paid-in capital	105,696	103,225
Retained earnings	142,499	138,296
Treasury stock at cost	—	(25)
Accumulated other comprehensive loss	(17,540)	(18,323)
Total stockholders’ equity	230,830	223,346
	$373,388	$381,776
See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$128,782	$106,144	$243,333	$234,425
Cost of revenue	104,954	90,247	198,064	200,914
Gross profit	23,828	15,897	45,269	33,511
General and administrative expenses	15,442	14,180	30,278	31,464
Sales and marketing expenses	2,562	1,857	5,030	3,696
Restructuring charges	1,763	855	2,462	855
Loss on change in fair value of contingent consideration	—	—	269	—
Gain (loss) on sale of business	(377)	—	(377)	1,064
Operating income (loss)	3,684	(995)	6,853	(1,440)
Interest expense	197	607	378	1,585
Other expense	196	189	1,019	689
Income (loss) before income tax expense (benefit)	3,291	(1,791)	5,456	(3,714)
Income tax expense (benefit)	812	(1,185)	1,253	(1,814)
Net income (loss)	$2,479	$(606)	$4,203	$(1,900)

Basic weighted average shares outstanding	17,453	17,144	17,389	17,113
Diluted weighted average shares outstanding	18,321	17,207	18,237	17,162

Per common share data:
Basic earnings (loss) per share	$0.14	$(0.04)	$0.24	$(0.11)
Diluted earnings (loss) per share	$0.14	$(0.04)	$0.23	$(0.11)

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,479	$(606)	$4,203	$(1,900)
Foreign currency translation adjustments	722	1,474	783	(5,681)
Comprehensive income (loss)	$3,201	$868	$4,986	$(7,581)

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2021 and 2020
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2021	$174	$104,664	$140,020	$—	$(18,262)	$226,596
Net income	—	—	2,479	—	—	2,479
Foreign currency translation adjustment	—	—	—	—	722	722
Stock-based compensation expense	—	915	—	—	—	915
Issuance of stock for employer contributions to retirement plan	—	706	—	—	—	706
Net issuances of stock pursuant to stock compensation plans and other	1	(589)	—	—	—	(588)
Balance at June 30, 2021	$175	$105,696	$142,499	$—	$(17,540)	$230,830

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at March 31, 2020	$172	$100,650	$129,934	$(1,374)	$(26,890)	$202,492
Net loss	—	—	(606)	—	—	(606)
Foreign currency translation adjustment	—	—	—	—	1,474	1,474
Repurchases of common stock	—	—	—	(1,826)	—	(1,826)
Stock-based compensation expense	—	772	—	—	—	772
Issuance of stock for employer contributions to retirement plan	—	(511)	—	1,275	—	764
Net issuances of stock pursuant to stock compensation plans and other	—	(888)	—	559	—	(329)
Balance at June 30 2020	$172	$100,023	$129,328	$(1,366)	$(25,416)	$202,741

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2021 and 2020
(In thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2020	$173	$103,225	$138,296	$(25)	$(18,323)	$223,346
Net income	—	—	4,203	—	—	4,203
Foreign currency translation adjustment	—	—	—	—	783	783
Stock-based compensation expense	—	1,844	—	—	—	1,844
Issuance of stock for employer contributions to retirement plan	1	1,443	—	—	—	1,444
Net issuances of stock pursuant to stock compensation plans and other	1	(816)	—	25	—	(790)
Balance at June 30, 2021	$175	$105,696	$142,499	$—	$(17,540)	$230,830

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2019	$172	$102,319	$131,228	$(4,070)	$(19,735)	$209,914
Net loss	—	—	(1,900)	—	—	(1,900)
Foreign currency translation adjustment	—	—	—	—	(5,681)	(5,681)
Repurchases of common stock	—	—	—	(1,826)	—	(1,826)
Stock-based compensation expense	—	1,213	—	—	—	1,213
Issuance of stock for employer contributions to retirement plan	—	(1,573)	—	3,152	—	1,579
Net issuances of stock pursuant to stock compensation plans and other	—	(1,936)	—	1,378	—	(558)
Balance at June 30, 2020	$172	$100,023	$129,328	$(1,366)	$(25,416)	$202,741

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020
(In thousands)
(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,203	$(1,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on change in fair value of contingent consideration	269	—
(Gain) loss on sale of business	377	(1,064)
Depreciation and amortization	2,959	4,254
Deferred income taxes	(273)	(200)
Non-cash compensation expense	3,287	2,792
Changes in other operating items:
Accounts and other receivables	13,542	29,264
Unbilled revenue	(10,399)	15,887
Prepaid expenses and other assets	(2,741)	(4,206)
Accounts payable, accrued expenses and net change in operating leases	(15,436)	(12,105)
Deferred revenue	(909)	142
Other	1,750	(99)
Net cash provided by (used in) operating activities	(3,371)	32,765

Cash flows from investing activities:
Additions to property, plant and equipment	(1,009)	(1,046)
Proceeds from sale of business	419	3,328
Capitalized software development costs and other	—	(45)
Net cash provided by (used in) investing activities	(590)	2,237

Cash flows from financing activities:
Proceeds from long-term debt	93,650	81,165
Repayment of long-term debt	(97,401)	(106,385)
Change in negative cash book balance	(4)	(2,984)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(790)	(114)
Repurchases of common stock in the open market	—	(1,826)
Other financing activities	—	(298)
Net cash used in financing activities	(4,545)	(30,442)

Effect of exchange rate changes on cash and cash equivalents	890	(622)
Net increase (decrease) in cash	(7,616)	3,938
Cash at beginning of period	23,076	8,159
Cash at end of period	$15,460	$12,097

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$348	$1,502
Cash paid during the period for income taxes	$2,852	879
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

(1)Basis of Presentation

GP Strategies is a leading workforce transformation partner. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2021 interim period are not necessarily indicative of results to be expected for the entire year.

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our three geographic markets, North America, Europe Middle East Africa (EMEA) and Emerging Markets (Latin America and Asia Pacific countries). These became our reportable segments in the third quarter of 2020. Prior to this change, our reportable segments consisted of two global practices, Workforce Excellence and Business Transformation Services, which focused on providing similar and/or complementary products and services across our diverse customer base within target markets. Effective January 1, 2021 as a result of a change in management, we transferred one of our businesses from our North America segment to our EMEA segment. In addition, we realigned some of our businesses between our North America Organizational Performance Solutions (OPS) and North America Technical Performance Solutions (TPS) to more accurately align with their focus industries. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
(2)Recent Accounting Standards

    Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (ASC) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the standard on January 1, 2021. The new standard did not impact our financial statements.
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
Our primary contract vehicles are time-and-materials, fixed price (including fixed-fee per transaction), and cost-reimbursable contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring us to make judgments and estimates about recognizing revenue.
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
June 30, 2021
(Unaudited)
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
For fixed price contracts, when total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the costs incurred input method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods on our fixed price contracts in the aggregate resulted in a net increase (decrease) to revenue of $0.3 million and $(0.4) million for the three months ended June 30, 2021 and 2020, respectively, and $(0.2) million and $(0.5) million for the six months ended June 30, 2021 and 2020, respectively.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. As of June 30, 2021, we had $316.2 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 85 percent of our remaining performance obligations as revenue within the next twelve months.
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
When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next twelve months. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2021 were not materially impacted by any other factors.
We recognized revenue of $3.8 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively, and $8.2 million and $11.4 million for the six months ended June 30, 2021 and 2020, respectively, that was included in the contract liability balance at the beginning of the year and primarily represented revenue from services performed during the current period for which we received advance payment from clients in a prior period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
Disaggregation of Revenue
See Note 13 (Business Segments) to these Condensed Consolidated Financial Statements for our disaggregated revenues.

(4)Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 25% and 24% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 15% and 13% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, accounts receivable from a single automotive customer totaled $20.5 million, or 20%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 17% and 16% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, billed and unbilled accounts receivable from a single financial services customer totaled $9.5 million, or 7%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2021 or 2020 or consolidated accounts receivable balance as of June 30, 2021.

(5)Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-dilutive instruments	—	132	—	84

Dilutive common stock equivalents	868	63	848	49

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

(6)Divestitures and Business Held for Sale

As of June 30, 2021, we sold a United Kingdom business outside of our focus industries, which we had previously classified as held for sale. The related assets previously held for sale were primarily composed of $1.1 million of operating lease right-of-use assets, $0.3 million of fixed assets, $0.1 million of goodwill, and $0.1 million of other current assets. The related liabilities held for sale are primarily composed of $1.2 million of operating lease liabilities. We received proceeds on the sale of this business of $0.4 million and recorded a loss on the sale of business of $0.4 million. Transaction costs related to the sale totaled $0.4 million. This business was part of the EMEA segment.

As of December 31, 2020, we began the process to sell a business outside of our focus industries and as a result we have classified all of this business' assets and liabilities to held for sale. The sale is expected to occur within 12 months. As of June 30, 2021, the related assets held for sale are primarily composed of $35.9 million of goodwill, $3.2 million of unbilled revenue, and $1.6 million of accounts receivables. The related liabilities held for sale are primarily composed of $4.3 million of deferred revenue and $0.5 million of accounts payable and accrued expense. This business is part of the North America segment.

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
June 30, 2021
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

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2021 were as follows (in thousands):

	North America	EMEA	Emerging Markets	Total
Balance as of December 31, 2020	$83,828	$28,223	$8,538	$120,589
Divestiture	—	(114)	—	(114)
Foreign currency translation	4	(5)	9	8
Balance as of June 30, 2021	$83,832	$28,104	$8,547	$120,483

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2021
Customer relationships	$9,476	$(5,191)	$4,285
Intellectual property and other	3,104	(2,748)	356
	$12,580	$(7,939)	$4,641

December 31, 2020
Customer relationships	$9,447	$(4,457)	$4,990
Intellectual property and other	3,104	(2,438)	666
	$12,551	$(6,895)	$5,656

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
(8) Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees on a straight-line basis over the requisite service period. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted stock units	833	418	1,679	529
Board of Directors and other stock grants	82	354	165	684
Total stock-based compensation expense	$915	$772	$1,844	$1,213

Pursuant to our 2011 Stock Incentive Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees, members of the Board of Directors and other individuals providing services to the Company. As of June 30, 2021, we had restricted and performance stock units outstanding under these plans.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. The Credit Agreement also requires the Company to maintain compliance with the following financial covenants; (i) a maximum leverage ratio, and

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
(ii) a minimum interest expense coverage ratio. On May 7, 2020, we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of June 30, 2021, our leverage ratio was 0.3 to 1.0 and our interest expense coverage ratio was 19.5 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of June 30, 2021, there were $9.0 million borrowings outstanding and $91.7 million of available borrowings under the revolving loan facility based on our leverage ratio.

For the six months ended June 30, 2021 and 2020, the weighted average interest rate on our borrowings was 1.6% and 3.2%, respectively. As of June 30, 2021, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $0.9 million of unamortized debt issue costs related to the Credit Agreement as of June 30, 2021 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

(10)Income Taxes

Income tax expense was $1.3 million, or an effective income tax rate of 23.0%, for the six months ended June 30, 2021 compared to a benefit of $(1.8) million, or an effective income tax rate of 48.8%, for the six months ended June 30, 2020. The change in the tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of an increase in pre-tax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, as well as provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limits. Tax payment deferrals provided for under the CARES Act resulted in liabilities for deferred payroll tax payments and other deferred tax payments under other government relief programs in different regions of the world where we operate, totaled $8.0 million as of June 30, 2021, of which approximately $4.8 million is included in accounts payable and accrued expenses and $3.2 million is in other noncurrent liabilities. We continue to monitor any effects that may result from the CARES Act.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law to enact and extend certain tax relief programs as a result of the COVID-19 pandemic. The Act does not contain provisions that have a material impact on income tax expense and the effective tax rate.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2021, we had no uncertain tax positions reflected on our condensed consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2017 through 2020 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

(11) Restructuring

During the fourth quarter of 2020, we initiated a review of restructuring and transition activities to improve the efficiency of our general and administrative support functions. As part of these activities, we employed a consultant to perform a review and assessment to determine efficiency opportunities. During the first half of 2021, we executed various activities to improve our general and administrative functions and as a result recorded $0.6 million in consulting cost during the three months ended June 30, 2021, and $1.2 million for the six months ended June 30, 2021. As a result of this review, we incurred $0.3 million in severance costs related to personnel reductions in our general and administrative support functions during the three months ended June 30, 2021, which were mostly paid during the same period. In addition, during the three months ended June 30, 2021, we incurred a $0.9 million impairment cost as a result of the closure of certain operations in the United Kingdom. During the first quarter of 2021, we permanently closed our body shop operations in Thailand and as result incurred a $0.1 million restructuring cost related to the loss on the sale of inventory associated with the business. These costs are included in restructuring charges on the consolidated statements of operations.

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
Lease expense is included in Cost of Revenue and General & Administrative Expenses on the condensed consolidated statements of operations, and is recorded net of immaterial sublease income. The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,683	$2,355	$3,477	$4,684
Short-term lease cost	53	102	133	460
Total lease costs	$1,736	$2,457	$3,610	$5,144

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$17,752	$20,862

Current portion of operating lease liabilities	$5,382	$5,523
Non-current portion of operating lease liabilities	13,878	16,260
Total operating lease liabilities	$19,260	$21,783

Cash paid for amounts included in the measurement of operating lease liabilities	$3,476	$11,188

Right-of-use assets obtained in exchange for operating lease liabilities	$1,566	$4,523

Weighted-average remaining lease term for operating leases (years)	4.8 years	5.6 years

Weighted-average discount rate for operating leases	3.4%	3.8%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our condensed consolidated balance sheet as of June 30, 2021 (in thousands):

Year ended December 31,
2021 (excluding the six months ended June 30, 2021)	$3,087
2022	5,189
2023	4,011
2024	3,309
2025	2,844
Thereafter	2,713
Total future lease payments	21,153
Less: imputed interest	(1,893)
Present value of future lease payments	19,260
Less: current portion of lease liabilities	(5,382)
Long-term lease liabilities	$13,878

During the second quarter of 2021, we disposed of $1.1 million of operating lease right-of-use assets and of $1.2 million of operating lease liabilities in connection with the sale of a United Kingdom operation, respectively.

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
June 30, 2021
(Unaudited)

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
June 30, 2021
(Unaudited)
The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
North America	$82,999	$72,913	$155,328	$157,849
EMEA	31,831	23,680	61,804	55,578
Emerging Markets	13,952	9,551	26,201	20,998
	$128,782	$106,144	$243,333	$234,425
Gross profit:
North America	$16,676	$13,527	$31,169	$26,585
EMEA	4,993	1,393	10,043	5,169
Emerging Markets	2,159	977	4,057	1,757
Total gross profit	23,828	15,897	45,269	33,511
General and administrative expenses	15,442	14,180	30,278	31,464
Sales and marketing expenses	2,562	1,857	5,030	3,696
Restructuring charges	1,763	855	2,462	855
Loss on change in fair value of contingent consideration	—	—	269	—
Gain (loss) on sale of business	(377)	—	(377)	1,064
Operating income (loss)	3,684	(995)	6,853	(1,440)
Interest expense	197	607	378	1,585
Other expense	196	189	1,019	689
Income (loss) before income tax expense (benefit)	$3,291	$(1,791)	$5,456	$(3,714)

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
Revenue by Category
The following series of tables presents our revenue disaggregated by various categories (dollars in thousands).

	Three Months Ended June 30,
	North America		EMEA		Emerging Markets		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020
Revenue by type of service:
Organizational Performance Solutions	$23,482	$22,493	$10,867	$9,171	$7,754	$4,743	$42,103	$36,407
Technical Performance Solutions	35,412	35,199	19,579	13,661	268	107	55,259	48,967
Automotive Performance Solutions	24,105	15,221	1,385	848	5,930	4,701	31,420	20,770
	$82,999	$72,913	$31,831	$23,680	$13,952	$9,551	$128,782	$106,144

Revenue by industry focus group:
Automotive	$26,927	$17,210	$1,672	$1,495	$6,271	$4,473	$34,870	$23,178
Financial Services	10,031	9,399	6,524	5,283	4,484	3,016	21,039	17,698
Defense & Aerospace	18,261	18,154	773	1,263	—	—	19,034	19,417
Technology	8,135	7,150	1,379	567	162	352	9,676	8,069
All Other	19,645	21,000	21,483	15,072	3,035	1,710	44,163	37,782
	$82,999	$72,913	$31,831	$23,680	$13,952	$9,551	$128,782	$106,144

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

	Six Months Ended June 30,
	North America		EMEA		Emerging Markets		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020
Revenue by type of service:
Organizational Performance Solutions	$46,138	$46,493	$21,556	$22,106	$14,881	$9,855	$82,575	$78,454
Technical Performance Solutions	68,614	75,096	37,608	30,966	457	222	106,679	106,284
Automotive Performance Solutions	40,576	36,260	2,640	2,506	10,863	10,921	54,079	49,687
	$155,328	$157,849	$61,804	$55,578	$26,201	$20,998	$243,333	$234,425

Revenue by industry focus group:
Automotive	$46,606	$42,173	$3,201	$4,125	$11,822	$10,301	$61,629	$56,599
Financial Services	19,337	19,091	13,008	12,685	8,292	6,380	40,637	38,156
Defense & Aerospace	35,782	38,003	1,912	2,917	—	—	37,694	40,920
Technology	15,057	14,136	2,893	1,345	333	639	18,283	16,120
All Other	38,546	44,446	40,790	34,506	5,754	3,678	85,090	82,630
	$155,328	$157,849	$61,804	$55,578	$26,201	$20,998	$243,333	$234,425

(14) Contingencies

On July 14, 2021, the Company’s management was notified by the UK Health and Safety Executive (HSE) of possible violations of workplace safety rules by a U.K. subsidiary of GP Strategies, related to workplace injuries suffered in 2019 by an individual working at a site at which the Company was the principal contractor. The HSE has indicated that certain charges are under consideration, although a decision on whether to prosecute has not been made. The Company is working with counsel to respond to the HSE; however, counsel advises that it is likely that charges will be filed. Legal costs will be recognized as incurred. If charges are filed, the burden would be upon the Company to establish compliance with applicable rules. In the event the Company is determined to have violated applicable laws, statutory penalties will be imposed by the court. The Company anticipates that such penalties, if assessed, are unlikely to exceed $1.25 million. Based on the present status of these matters, management believes the range of reasonably possible losses to be $0 to $1.25 million.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
(15) Subsequent Event

On July 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Learning Technologies Group plc, a public limited company incorporated in England and Wales (“LTG”), Learning Technologies Acquisition Corporation, a Delaware corporation and a direct wholly owned subsidiary of LTG (“US Holdco”), and Gravity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of US Holdco (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by LTG at a price of $20.85 in cash for each share of the Company’s common stock (each, a “Share”), without interest thereon and subject to deduction for any required withholding tax (the “Merger Consideration”), through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned, indirect subsidiary of LTG (the “Surviving Corporation”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”):

•each Share that is issued and outstanding immediately prior to the Effective Time (other than (i) Shares held in the treasury of the Company or owned by the Company, any subsidiary of the Company, LTG, US Holdco, Merger Sub or any other subsidiary of LTG immediately prior to the Effective Time, all of which will be canceled, and (ii) Shares held by stockholders who do not vote in favor of the Merger and who properly exercise their appraisal rights under, and comply in all respects with applicable provisions of, Delaware law) will be automatically cancelled and converted into the right to receive the Merger Consideration;

•each restricted stock unit granted by the Company that is subject only to time-based vesting conditions and is outstanding and unvested at the Effective Time will automatically be cancelled and converted into the right to receive from the Surviving Corporation an amount of cash equal to the product of (a) the number of Shares then underlying such restricted stock unit, multiplied by (b) the Merger Consideration; and

•each restricted stock unit granted by the Company that is subject to performance-based vesting conditions and is outstanding and unvested at the Effective Time will automatically be cancelled and converted into the right to receive from the Surviving Corporation an amount of cash equal to the product of (a) the number of Shares that vest upon a “Sale of the Company” (as defined in the GP Strategies Corporation 2021 Long-Term Incentive Program) pursuant to the terms of the grant of such restricted stock unit, multiplied by (b) the Merger Consideration.
•Pursuant to the Merger Agreement, the GP Strategies Corporation 2011 Stock Incentive Plan will be terminated immediately prior the Effective Time, and participants in the GP Strategies Corporation 2011 Stock Incentive Plan will not have any rights thereunder following the Effective Time, except for the right to receive the payments described above.

Completion of the Merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders (the “Stockholder Approval”), (ii) the absence of governmental orders, stays, decrees, judgments or injunctions, and of statutes, rules or regulations, prohibiting the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iv) clearance of the Merger by the Committee on Foreign Investment in the United States. In addition, the obligation of each of the Company and LTG to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other (subject to certain materiality exceptions), and material compliance by the other with its covenants under the Merger Agreement. LTG’s obligation to consummate the Merger is also conditioned upon there not occurring after the date of the Merger Agreement any effect, development, circumstance or change that has, or would reasonably be expected to have, a “Company Material Adverse Effect” (as defined in the Merger Agreement) and upon the admission of the new ordinary shares of LTG to be issued in connection with the Share Issue (as hereinafter defined) to trading on the Alternative Investment Market operated by the London Stock Exchange.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course of business and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement. The Company has also agreed to convene and hold a meeting of its stockholders for the purpose of obtaining the Stockholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, the Board of Directors (the “Board”) recommend that the Company’s stockholders adopt the Merger Agreement.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
The Merger Agreement contains certain termination rights for the Company and LTG, including, among others, the right of (i) the Company to terminate the Merger Agreement prior to receipt of the Stockholder Approval, if the Company receives an alternative acquisition proposal that constitutes a “Superior Proposal” (as defined in the Merger Agreement), the Company complies with it covenants in the Merger Agreement relating to such proposal, and, substantially concurrently with termination, the Company pays a termination fee to LTG and enters into a definitive agreement to consummate such proposal and (ii) LTG to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement.

The Merger Agreement also provides that under specified circumstances, the Company may be required to pay LTG a termination fee of $12,000,000 or reimburse LTG for its expenses incurred in connection with the merger agreement and the merger up to a maximum of $1,200,000, or LTG may be obligated to pay GP Strategies a termination fee of $12,000,000 plus reimbursement of GP Strategies’ expenses incurred during fiscal year 2021 in connection with the merger agreement, up to $5,000,000 (or, if lower, the difference of 1% of LTG’s market capitalization as of the date of termination minus $12,000,000).

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

Recent Developments

On July 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Learning Technologies Group plc, a public limited company incorporated in England and Wales (“LTG”), Learning Technologies Acquisition Corporation, a Delaware corporation and a direct wholly owned subsidiary of LTG (“US Holdco”), and Gravity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of US Holdco (“Merger Sub”). The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by LTG at a price of $20.85 in cash for each share of the Company’s common stock (each, a “Share”), without interest thereon and subject to deduction for any required withholding tax (the “Merger Consideration”), through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned, indirect subsidiary of LTG (the “Surviving Corporation”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”):

•each Share that is issued and outstanding immediately prior to the Effective Time (other than (i) Shares held in the treasury of the Company or owned by the Company, any subsidiary of the Company, LTG, US Holdco, Merger Sub or any other subsidiary of LTG immediately prior to the Effective Time, all of which will be canceled, and (ii) Shares held by stockholders who do not vote in favor of the Merger and who properly exercise their appraisal rights under, and comply in all respects with applicable provisions of, Delaware law) will be automatically cancelled and converted into the right to receive the Merger Consideration;

•each restricted stock unit granted by the Company that is subject only to time-based vesting conditions and is outstanding and unvested at the Effective Time will automatically be cancelled and converted into the right to receive from the Surviving Corporation an amount of cash equal to the product of (a) the number of Shares then underlying such restricted stock unit, multiplied by (b) the Merger Consideration; and

•each restricted stock unit granted by the Company that is subject to performance-based vesting conditions and is outstanding and unvested at the Effective Time will automatically be cancelled and converted into the right to receive from the Surviving Corporation an amount of cash equal to the product of (a) the number of Shares that vest upon a “Sale of the Company” (as defined in the GP Strategies Corporation 2021 Long-Term Incentive Program) pursuant to the terms of the grant of such restricted stock unit, multiplied by (b) the Merger Consideration.

Pursuant to the Merger Agreement, the GP Strategies Corporation 2011 Stock Incentive Plan will be terminated immediately prior the Effective Time, and participants in the GP Strategies Corporation 2011 Stock Incentive Plan will not have any rights thereunder following the Effective Time, except for the right to receive the payments described above.

Completion of the Merger is subject to customary closing conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders (the “Stockholder Approval”), (ii) the absence of governmental orders, stays, decrees, judgments or injunctions, and of statutes, rules or regulations, prohibiting the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iv) clearance of the Merger by the Committee on Foreign Investment in the United States. In addition, the obligation of each of the Company and LTG to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other (subject to certain materiality exceptions), and material compliance by the other with its covenants under the Merger Agreement. LTG’s obligation to consummate the Merger is also conditioned upon there not occurring after the date of the Merger Agreement any effect, development, circumstance or change that has, or would reasonably be expected to have, a “Company Material Adverse Effect” (as defined in the Merger Agreement) and upon the admission of the new ordinary shares of LTG to be issued in connection with the Share Issue (as hereinafter defined) to trading on the Alternative Investment Market operated by the London Stock Exchange.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course of business in all material respects and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement. The Company has also agreed to convene and hold a meeting of its stockholders for the purpose of obtaining the Stockholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, the Board of Directors (the “Board”) recommend that the Company’s stockholders adopt the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and LTG, including, among others, the right of (i) the Company to terminate the Merger Agreement prior to receipt of the Stockholder Approval, if the Company receives an alternative acquisition proposal that constitutes a “Superior Proposal” (as defined in the Merger Agreement), the Company complies with it covenants in the Merger Agreement relating to such proposal, and, substantially concurrently with termination, the Company pays a termination fee to LTG and enters into a definitive agreement to consummate such proposal and (ii) LTG to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement.

The Merger Agreement also provides that under specified circumstances, the Company may be required to pay LTG a termination fee of $12,000,000 or reimburse LTG for its expenses incurred in connection with the merger agreement and the merger up to a maximum of $1,200,000, or LTG may be obligated to pay GP Strategies a termination fee of $12,000,000 plus reimbursement of GP Strategies’ expenses incurred during fiscal year 2021 in connection with the merger agreement, up to $5,000,000 (or, if lower, the difference of 1% of LTG’s market capitalization as of the date of termination minus $12,000,000).

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

The Company estimates that the impact of COVID-19 on its revenue for the six months ended June 30, 2021 was at least $7.0 million. With the continued rollout of vaccines, we expect the negative effects of COVID-19 to decline sequentially over the remainder of 2021, but there may be regions, industries or our business lines that would be more significantly affected than others during this period. The emergence of variants of the virus may counter the benefits from vaccination efforts in certain regions, particularly regions with lower vaccination rates.

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

Business Segments

Effective July 1, 2020, we began managing our business under a new organizational structure on a regional basis through our 3 geographic markets, North America, EMEA and Emerging Markets (Latin America and Asia Pacific countries). Effective January 1, 2021 as a result of change in management, we transferred one of our businesses from our North America segment to our EMEA segment. In addition, we realigned some of our business between our North America OPS and North America TPS solutions to more accurately align with their focus industries. We have reclassified the segment financial information herein for the prior year periods to reflect the changes in our segment reporting and conform to the current year's presentation.

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

Significant Events

Divestiture

As of June 30, 2021, we sold a United Kingdom business outside of our focus industries, which we had previously classified as held for sale. The related assets previously held for sale were primarily composed of $1.1 million of operating lease right-of-use assets, $0.3 million of fixed assets, $0.1 million of goodwill, and $0.1 million of other current assets. The related liabilities held for sale are primarily composed of $1.2 million of operating lease liabilities. We received proceeds on the sale of this business of $0.4 million and recorded a loss on the sale of business of $0.4 million. Transaction costs related to the sale totaled $0.4 million. This business was part of the EMEA segment.

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

Operating Highlights

Three Months ended June 30, 2021 Compared to the Three Months ended June 30, 2020

Our revenue increased $22.6 million, or 21.3%, during the second quarter of 2021 compared to the second quarter of 2020. The net increase is due to a $10.1 million increase in our North America segment, a $8.2 million increase in our EMEA segment and a $4.4 million increase in our Emerging Markets segment. Excluding the effects of divestitures, and foreign currency exchange rate changes, our revenue increased $21.8 million for the second quarter of 2021 compared to the second quarter of 2020. Our revenue decreased $2.9 million during the second quarter of 2021 due to a divested revenue stream resulting from the sale of our IC Axon Division on October 1, 2020. The foreign currency exchange rate changes resulted in a $3.7 million increase in U.S. dollar reported revenue during the second quarter of 2021. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed below, increased $4.7 million to operating income of $3.7 million for the second quarter of 2021 compared to an operating loss of $1.0 million for the second quarter of 2020. The net increase is primarily due to a $7.9 million increase in gross profit resulting from increased revenue and operating restructuring initiatives and our margin expansion focus implemented in fiscal year 2020. This increase was partially offset by a $1.3 million increase in general and administrative expenses, a $0.9 million increase in restructuring charges, a $0.7 million increase in sales and marketing expenses and a $0.4 million loss on the sale of a business in the United Kingdom in the second quarter of 2021.

For the three months ended June 30, 2021, we had income before income tax expense of $3.3 million compared to a loss before income tax benefit of $1.8 million for the three months ended June 30, 2020. Net income was $2.5 million, or $0.14 earnings per diluted share, for the three months ended June 30, 2021, compared to a net loss of $0.6 million, or a $(0.04) loss per diluted share, for the three months ended June 30, 2020. Diluted weighted average shares outstanding were 18.3 million for the second quarter of 2021 compared to 17.2 million for the second quarter of 2020.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2021	2020
North America	$82,999	$72,913
EMEA	31,831	23,680
Emerging Markets	13,952	9,551
	$128,782	$106,144

North America revenue increased $10.1 million, or 13.8%, during the second quarter of 2021 compared to the second quarter of 2020. The revenue increase is primarily due to the following:

•a $3.3 million increase in our OPS practice primarily due to our managed learning services and content development businesses;
•a $0.1 million increase in our TPS practice;
•a $8.9 million increase in our APS practice primarily due to the timing of shipment of publication deliverables;
•a $2.9 million decrease due to the divestiture of our IC Axon Division on October 1, 2020; and
•a $0.7 million increase in revenue due to changes in foreign currency exchange rates.
EMEA revenue increased $8.2 million, or 34.4%, during the second quarter of 2021 compared to the second quarter of 2020. The revenue increase is primarily due to the following:
•a $0.7 million increase in our OPS practice primarily due to an increase in managed learning services;
•a $4.2 million increase in our TPS practice primarily due to our platform adoption services and engineering services;
•a $0.5 million increase in our APS practice primarily due to increases in automotive services in our middle east region; and
•a $2.8 million increase in revenue due to changes in foreign currency exchange rates.
Emerging Markets revenue increased $4.4 million, or 46.1%, during the second quarter of 2021 compared to the second quarter of 2020. The revenue increase is due to the following:
•a $2.8 million increase in our OPS practice primarily due to increases in managing learning services in our APAC region;
•a $0.2 million increase in our TPS practice;
•a $1.2 million increase in our APS practice primarily due to an increase of $0.7 million in our APAC region and an increase of $0.5 million in our LATAM region; and
•a $0.2 million increase in revenue due to changes in foreign currency exchange rates.
Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2021		2020
		% Revenue		% Revenue
North America	$16,676	20.1%	$13,527	18.6%
EMEA	4,993	15.7%	1,393	5.9%
Emerging Markets	2,159	15.5%	977	10.2%
	$23,828	18.5%	$15,897	15.0%

North America gross profit of $16.7 million, or 20.1%, of revenue for the second quarter of 2021 increased by $3.1 million, or 23.3%, compared to gross profit of $13.5 million, or 18.6%, of revenue for the second quarter of 2020.

EMEA gross profit of $5.0 million, or 15.7%, of revenue for the second quarter of 2021 increased by $3.6 million, or 258.4%, compared to gross profit of $1.4 million, or 5.9%, of revenue for the second quarter 2020.

Emerging Markets gross profit of $2.2 million, or 15.5% ,of revenue for the second quarter of 2021 increased by $1.2 million, or 121.0%, compared to gross profit of $1.0 million, or 10.2%, of revenue for the second quarter 2020.

The improved margins in all our business segments was the result of increasing revenues, restructuring activities and strategic focus on margin expansion.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 8.9%, from $14.2 million in the second quarter of 2020 to $15.4 million in the second quarter of 2021. The increase is primarily due to a $1.8 million increase in legal fees and $0.5 million increase in outside accounting fees partially offset by a $0.6 million decrease in bad debt, a $0.5 million decrease in amortization expense resulting from the sale of the IC Axon Division and a $0.3 million reduction in labor and expenses resulting from restructuring initiatives.
Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 38.0%, from $1.9 million in the second quarter of 2020 to $2.6 million in the second quarter of 2021 due to increased marketing efforts compared to a pause in activities in the second quarter of 2020 due to the COVID-19 disruption.

Restructuring Charges

During the second quarter of 2021, we continued to execute various activities to improve our general and administrative functions and as a result we incurred $0.6 million of consulting costs. As a result of this review, we incurred $0.3 million in severance costs related to personnel reductions in our general and administrative support functions. In addition, we incurred a $0.9 million impairment cost as a result of the closure of certain operations in the United Kingdom.

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $0.9 million for the three months ended June 30, 2020.

Loss on sale of business

As of June 30, 2021, we sold a United Kingdom business outside of our focus industries, which we had previously classified as held for sale. The related assets previously held for sale were primarily composed of $1.1 million of operating lease right-of-use assets, $0.3 million of fixed assets, $0.1 million of goodwill, and $0.1 million of other current assets. The related liabilities held for sale were primarily composed of $1.2 million of operating lease liabilities. We received proceeds on the sale of this business of $0.4 million and recorded a loss on the sale of business of $0.4 million. Transaction costs related to the sale totaled $0.4 million. This business was part of the EMEA segment.

Interest Expense

Interest expense was $0.2 million for the second quarter of 2021 compared to $0.6 million for the second quarter of 2020. The decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the second quarter of 2020.
Other Expense

Other expenses were $0.2 million for the second quarter of 2021 and 2020 respectively.
Income Tax Expense (Benefit)

We had an income tax expense of $0.8 million for the second quarter of 2021 compared to an income tax benefit of $(1.2) million for the second quarter of 2020. The effective income tax rate was 24.7% and 66.2% for the three months ended June 30, 2021 and 2020, respectively. The decrease in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of an increase in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2021 Compared to the Six Months ended June 30, 2020

Our revenue increased $8.9 million, or 3.8%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The net increase in revenue is due to a $6.2 million increase in our EMEA segment and a $5.2 million increase in our Emerging Markets segment partially offset by a $2.5 million decrease in our North America segment. Excluding the effects of foreign currency exchange rate changes, COVID-19 and divestitures, our revenue increased $14.8 million for the six months ended June 30, 2021 compared to the same period of 2020. Foreign currency exchange rate changes resulted in a total $6.8 million increase in U.S. dollar reported revenue during the six months ended June 30, 2021. We estimate that the impact of COVID-19 resulted in an approximately $7.0 million decrease in our revenue in the six months ended June 30, 2021 compared to the same period of 2020. In addition, our revenue decreased $5.7 million during the six months ended June 30, 2021 due to a divested revenue stream resulting from the sale of our IC Axon Division on October 1, 2020. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income (loss), the components of which are discussed in detail below, increased $8.3 million to operating income of $6.9 million for the six months ended June 30, 2021 compared to an operating loss of $(1.4) million for the same period in 2020. The net increase in operating income is primarily due to a $11.8 million net increase in gross profit and a $1.2 million decrease in general and administrative expenses partially offset by a $1.3 million increase in sales and marketing expenses, a $1.6 million increase in restructuring cost, a $0.3 million loss on change in fair value of contingent consideration. In addition, we incurred a $0.4 million loss on the sale of a business in the United Kingdom in the six months ended June 30, 2021 compared to a $1.1 million gain on the sale our Alternative fuels Division in the six months ended June 30, 2020.

For the six months ended June 30, 2021, we had income before income taxes of $5.5 million compared to a loss before income tax benefit of $(3.7) million for the six months ended June 30, 2020. Net income was $4.2 million, or $0.23 per diluted share, for the six months ended June 30, 2021, compared to a net loss of $(1.9) million, or $(0.11) per diluted share, for the six months ended June 30, 2020. Diluted weighted average shares outstanding were 18.2 million and 17.2 million for the six months ended June 30, 2021 and 2019, respectively.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2021	2020
North America	$155,328	$157,849
EMEA	61,804	55,578
Emerging Markets	26,201	20,998
	$243,333	$234,425

North America revenue decreased $2.5 million, or 1.6%, during the six months ended June 30, 2021 compared to the same period in 2020. The revenue decrease is primarily due to the following:

•a $4.2 million decrease in the first quarter of 2021 due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $5.7 million decrease due to divestiture of our Alternative Fuels Division on January 1, 2020;
•a $4.5 million net increase in our OPS practice primarily due to our managed learning services and content development businesses;
•a $3.8 million net decrease in our TPS practice primarily due to a decline in our disaster recovery services along with a reduction of certain government services due to contract completions;
•a $5.6 million net increase in our APS practice primarily due to a new contract award in June of 2020; and
•a $1.1 million increase in revenue due to changes in foreign currency exchange rates.
EMEA revenue increased $6.2 million, or 11.2%, during the six months ended June 30, 2021 compared to the same period in 2020. The revenue increase is primarily due to the following:

•a $2.4 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $1.2 million net decrease in our OPS practice primarily due to our managed learning services and content development businesses;

•a $4.1 million net increase in our TPS practice primarily due to an increase in platform adoption services and engineering services;
•a $0.3 million net increase in our APS practice; and
•a $5.5 million net increase in revenue due to changes in foreign currency exchange rates.

Emerging Markets revenue increased $5.2 million, or 24.8%, during the six months ended June 30, 2021 compared to the same period in 2020. The revenue increase is due to the following:

•a $0.4 million decrease in revenue due to the cancellation or postponement of training events and other project related work due to COVID-19 shutdowns;
•a $4.8 million net increase in our OPS practice primarily due to increases in managing learning services in our APAC region;
•a $0.2 million net increase in our TPS practice;
•a $0.4 million net increase in our APS practice; and
•a $0.2 million net increase in revenue due to changes in foreign currency exchange rates.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2021		2020
		% Revenue		% Revenue
North America	$31,169	20.1%	$26,585	16.8%
EMEA	10,043	16.2%	5,169	9.3%
Emerging Markets	4,057	15.5%	1,757	8.4%
	$45,269	18.6%	$33,511	14.3%

North America gross profit of $31.2 million, or 20.1%, of revenue for the six months ended June 30, 2021 increased by $4.6 million ,or 17.2%, when compared to gross profit of $26.6 million, or 16.8%, of revenue for the same period in 2020.

EMEA gross profit of $10.0 million, or 16.2% ,of revenue for the six months ended June 30, 2021 increased by $4.9 million, or 94.3%, when compared to gross profit of $5.2 million, or 9.3%, of revenue for the same period in 2020.

Emerging Markets gross profit of $4.1 million, or 15.5%, of revenue for the six months ended June 30, 2021 increased by $2.3 million, or 130.9%, when compared to gross profit of $1.8 million, or 8.4%, of revenue for the same period in 2020.

The improved margins in all our business segments was the result of increasing revenues, restructuring activities and strategic focus on margin expansion.

General and Administrative Expenses

General and administrative expenses decreased $1.2 million, or 3.8%, from $31.5 million for the six months ended June 30, 2020 to $30.3 million for the same period in 2021. The decrease is primarily due to (i) a $1.2 million decrease in bad debt, (ii) a $1.0 million decrease in amortization expense resulting from the sale of the IC Axon Division, (iii) a $0.8 million reduction in labor and expenses resulting from restructuring initiatives, (iv) a $0.6 million reduction in information technology cost and (v) a $0.4 million reduction in facility costs partially offset by a $2.8 million increase in legal fees.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million, or 36.1%, from $3.7 million for the six months ended June 30, 2020 to $5.0 million for the same period in 2021 primarily due to increased sales and marketing efforts.

Restructuring Charges

During the first half of 2021, we executed various activities to improve our general and administrative functions and as a result recorded a $1.2 million consulting cost. As a result of this review, we incurred $0.3 million in severance costs related to personnel reductions in our general and administrative support functions. In addition, we incurred a $0.9 million impairment cost as a result of the closure of certain operations in the United Kingdom. We permanently closed our body shop operations in Thailand and as result incurred a $0.1 million restructuring cost related to the loss on the sale of inventory associated with the business.

During the second quarter of 2020, we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the company to drive future revenue growth. We recorded severance expense of $0.9 million for the three months ended June 30, 2020.

Loss on Change in Fair Value of Contingent Consideration

During the first half of 2021, we incurred a $0.3 million loss on the change in fair value of a contingent consideration resulting from the sale of the Alternative Fuels Division as a result of certain milestones are not expected to be achieved under an assigned contract through the period ending December 31, 2021.

Gain (Loss) on Sale of Business

As of June 30, 2021, we sold a business outside of our focus industries, which we had previously classified as held for sale. The related assets previously held for sale were primarily composed of $1.1 million of operating lease right-of-use assets, $0.3 million of fixed assets, and $0.1 million of goodwill. The related liabilities held for sale were primarily composed of $1.2 million of operating lease liabilities. We received proceeds on the sale of this business of $0.4 million and recorded a loss on the sale of business of $0.4 million. Transaction costs related to the sale totaled $0.4 million. This business was part of the EMEA segment.

Effective January 1, 2020, we sold our Alternative Fuels Division pursuant to an Asset Purchase Agreement with Cryogenic Industries, LLC. We recognized a pre-tax gain of $1.1 million, net of $1.3 million direct selling costs, on the sale of the business.

Interest Expense

Interest expense decreased $1.2 million from $1.6 million for the six months ended June 30, 2020 to $0.4 million for the same period in 2021. The net decrease is due to lower borrowings and interest rates under the Company's credit facility as compared to the same period in 2019.

Other Expense

Other expense was $1.0 million for the six months ended June 30, 2021 compared to $0.7 million for the same period in 2020.

Income Tax Expense (Benefit)

Income tax expense was $1.3 million for the six months ended June 30, 2021 compared to income tax benefit of $(1.8) million for the same period in 2020. The effective income tax rate was 23.0% and 48.8% for the six months ended June 30, 2021 and 2020, respectively. The change in tax rate was primarily due to changes in the jurisdictional mix of earnings and the tax effects of an increase in pretax earnings. Income tax expense for the interim quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

Our working capital was $107.3 million at June 30, 2021 compared to $99.9 million at December 31, 2020. As of June 30, 2021, we had $9.0 million of long-term debt. We believe that cash generated from operations and borrowings available under our Credit Agreement ($91.7 million of available borrowings as of June 30, 2021 based on our consolidated leverage ratio) will be sufficient to fund our working capital and other requirements for at least the next twelve months. This belief does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or unanticipated uses of cash. The anticipated cash needs of our business could change significantly if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future results of operations;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market price of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

As of June 30, 2021, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $12.1 million. The 2017 Tax Cuts and Jobs Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the six months ended June 30, 2021 and 2020, we did not repurchase shares of our common stock in the open market. As of June 30, 2021, there was approximately $1.9 million available for future repurchases under the buyback program. Pursuant to the terms of the Merger Agreement, we are prohibited from repurchasing shares of our common stock without LTG’s prior written consent.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive sector accounted for approximately 25% and 24% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 15% and 13% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, accounts receivable from a single automotive customer totaled $20.5 million, or 20%, of our consolidated accounts receivable balance.

Revenue from the financial & insurance sector accounted for approximately 17% and 16% of our consolidated revenue for the six months ended June 30, 2021 and 2020. In addition, we have a concentration of revenue from a single financial services customer, which accounted for approximately 9% of our consolidated revenue for the six-months ended June 30, 2021 and 2020. As of June 30, 2021, billed and unbilled accounts receivable from a single financial services customer totaled $9.5 million, or 7%, of our consolidated accounts receivable and unbilled revenue balances.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2021 or 2020 or consolidated accounts receivable balance as of June 30, 2021.

Cash Flows

Six Months ended June 30, 2021 Compared to the Six Months ended June 30, 2020

Our cash and cash equivalents balance decreased $7.6 million from $23.1 million as of December 31, 2020 to $15.5 million as of June 30, 2021. The decrease in cash and cash equivalents during the six months ended June 30, 2021 resulted from cash used in operating activities of $3.4 million, cash used in investing activities of $0.6 million, cash used in financing activities of $4.5 million, and a positive effect of foreign currency exchange rates changes on cash of $0.9 million.

Cash used in operating activities was $3.4 million for the six months ended June 30, 2021 compared to cash provided by operating activities of $32.8 million for the same period in 2020. The decrease in cash from operations is primarily due to a net decrease in working capital balances during the six months ended June 30, 2021 compared to the same period in 2020.

Cash used in investing activities was $0.6 million for the six months ended June 30, 2021 compared to cash provided by investing activities of $2.2 million for the same period in 2020. The change in cash from investing activities is primarily due to a $3.3 million of cash proceeds from the sale of our Alternative Fuels Division on January 1, 2020.

Cash used in financing activities was $4.5 million for the six months ended June 30, 2021 compared to $30.4 million for the same period in 2020. The cash used in financing activities is primarily due to net repayments of borrowings under our Credit Agreement.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stock dividends, and (vii) certain other restrictive agreements. On May 7, 2020 we entered into an amendment to the Credit Agreement that increases the maximum leverage ratio we are required to maintain from 3.0 to 1.0 to 3.75 to 1.0 for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020, and 3.00 to 1.0 for fiscal quarters ending March 31, 2021 and thereafter, and a minimum interest expense coverage ratio of 3.0 to 1.0. The leverage ratio is computed by dividing our Funded Debt by our Consolidated EBITDA, as those terms are defined in the Credit Agreement, for the trailing four fiscal quarters, and the interest coverage ratio is computed by dividing our Consolidated EBITDA by our Consolidated Interest Expense for the trailing four fiscal quarters. As of June 30, 2021, our leverage ratio was 0.3 to 1.0 and our interest expense ratio was 19.5 to 1.0, each of which was in compliance with the Credit Agreement. In addition, the amendment to the Credit Agreement reduced the borrowing limit under the credit facility from $200 million to $140 million.

As of June 30, 2021, there were no borrowings outstanding and $91.7 million of available borrowings under the revolving loan facility based on our Leverage Ratio. For the six months ended June 30, 2021 and 2020, the weighted average interest rate on our borrowings was 1.6% and 3.2%, respectively. As of June 30, 2021, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates. There were $0.9 million of unamortized debt issue costs related to the Credit Agreement as of June 30, 2021 which are being amortized to interest expense over the term of the Credit Agreement and are included in Other assets on our consolidated balance sheet.

Off-Balance Sheet Commitments

As of June 30, 2021, we did not have any off-balance sheet commitments except for letters of credit entered into in the normal course of business.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Non-GAAP Reconciliation – Adjusted EBITDA
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2021	2020	2021	2020
Net income (loss)	$2,479	$(606)	$4,203	$(1,900)
Interest expense	197	607	378	1,585
Income tax expense (benefit)	812	(1,185)	1,253	(1,814)
Depreciation and amortization	1,487	2,077	2,959	4,254
EBITDA	4,975	893	8,793	2,125
Adjustments:
Non-cash stock compensation expense	1,620	1,536	3,287	2,792
Restructuring charges	1,763	855	2,462	855
Severance expense	585	2,354	1,124	2,565
Loss on change in fair value of contingent consideration	—	—	269	—
Foreign currency transaction losses	372	346	1,621	842
Legal acquisition/divestitures and transaction costs	1,408	—	2,258	1,038
Impairment of operating lease right-of-use asset	—	—	103	255
Loss (gain) on sale of business	377	—	377	(1,064)
Adjusted EBITDA	$11,100	$5,984	$20,294	$9,408

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the anticipated effects of the COVID-19 pandemic and related events on our business and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the impact of the COVID-19 pandemic and related events that are beyond our control and difficult to predict, risks associated with the Merger Agreement and the pending Merger, and the other factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (including but not limited to Risks Related to COVID-19 and Risks Related to the Merger Agreement) and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (the "SEC"). We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt obligations. On November 30, 2018, we entered into a new credit agreement with a bank which provides for a five-year secured revolving loan facility in an aggregate principal amount of up to $140.0 million. As of June 30, 2021, we had no outstanding debt under the credit facility. We may draw funds from our revolving credit facility under interest rates based on either the Federal Funds Rate or the Daily Adjusted LIBOR. If these rates increase significantly, our costs to borrow these funds will also increase. In an effort to manage our exposure to this risk, we have previously entered into interest rate derivative contracts. As of June 30, 2021, we did not have any interest rate hedging instruments in place but may enter into new hedging instruments in the future to mitigate our exposure to interest rate risk.

Item 4.    Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020 and continues to do so as of the date of this filing. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the six months ended June 30, 2021. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 14, 2021, the Company’s management was notified by the UK Health and Safety Executive (HSE) of possible violations of workplace safety rules by a U.K. subsidiary of GP Strategies, related to workplace injuries suffered in 2019 by an individual working at a site at which the Company was the principal contractor. The HSE has indicated that certain charges are under consideration, although a decision on whether to prosecute has not been made. The Company is working with counsel to respond to the HSE; however, counsel advises that it is likely that charges will be filed. Legal costs will be recognized as incurred. If charges are filed, the burden would be upon the Company to establish compliance with applicable rules. In the event the Company is determined to have violated applicable laws, statutory penalties will be imposed by the court. The Company anticipates that such penalties, if assessed, are unlikely to exceed $1.25 million. Based on the present status of these matters, management believes the range of reasonably possible losses to be $0 to $1.25 million.

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

Risks Related to COVID-19

The COVID-19 pandemic adversely affected our results of operations in 2020 and the first half of 2021and could potentially have a material adverse impact on our business, financial condition and results of operations for at least the remainder of2021, the extent of which is not now known or predictable.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for GP Strategies, our customers and vendors, and the markets in which we do business. The scope and impact of the COVID-19 pandemic has remained uncertain and rapidly evolving through the first quarter of 2021 and the date of this report. We estimate that the decreases in our revenue due to the effects of COVID-19 were at least $11.5 million in the first quarter of 2020, $32.5 million in the second quarter of 2020, $18.4 million in the third quarter of 2020, and $17.9 million in the fourth quarter of 2020 compared to the same periods of 2019, primarily due to the postponement of certain training events and other delays in client projects. Also, we estimate we had at least an approximately $7.0 million decrease in our revenue in the first half of 2021. During 2020 and 2021 through the date of this report, health and economic conditions in the United States and around the world have been adversely affected, and government and customer actions and related events have adversely impacted, and we expect will continue to adversely impact, how we do business and the services that we provide for a sustained period. With the continued rollout of vaccines, we expect the negative effects of COVID-19 to decline sequentially over the remainder of 2021, but there may be regions, industries or our business lines that would be more significantly affected than others during this period, particularly in regions where variants of the virus emerge and/or vaccination rates are relatively lower.

Risks Related to the Merger Agreement

On July 15, 2021, we entered into the Merger Agreement with LTG, US Holdco and Merger Sub. See Part I, Item 2 of this Quarterly Report on Form 10-Q. For additional information regarding the Merger Agreement and the Merger, please see our Current Report on Form 8-K filed with the SEC on July 15, 2021. In addition to the risks we identified in our 2020 Annual Report on Form 10-K, we have identified the following risks related to the Merger, among others:

Failure to complete the Merger could negatively affect the price of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows:

•we may experience negative reactions from the financial markets, including negative effects on the market price of our common stock;
•some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to operate our business;
•we may experience negative reactions from employees;
•we will have expended time and resources that could otherwise have been spent on our existing business; and
•we may be required, in certain circumstances, to pay a termination fee of $12,000,000 or to reimburse LTG for its expenses incurred in connection with the Merger Agreement and the Merger up to a maximum of $1,200,000, as provided in the Merger Agreement.

Additionally, in approving the Merger Agreement, our board of directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented a premium of approximately 32% over the closing price of our common stock on July 14, 2021. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would have incurred substantial transaction-related fees and costs and the loss of management time and resources.

A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our common stock and our operating results.

Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our common stock. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

Expenses related to the proposed Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to LTG a termination fee of $12,000,000 or to reimburse LTG for its expenses incurred in connection with the Merger Agreement and the Merger up to a maximum of $1,200,000. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to LTG or to reimburse LTG for its expenses.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to act in the ordinary course of business and restricts us, unless we first obtain LTG’s consent, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what LTG has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than LTG. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or LTG terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to LTG a termination fee of $12,000,000 or to reimburse LTG for its expenses incurred in connection with the Merger Agreement and the Merger up to a maximum of $1,200,000. Further, our Board has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to LTG its recommendation that our stockholders approve the Merger.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2021:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2021	27,081	(2)	$17.55	—	$1,922,000
May 1 - 31, 2021	6,637	(2)	$16.62	—	$1,922,000
June 1 - 30, 2021	—		$—	—	$1,922,000

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
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 9, 2021	/s/ Adam H. Stedham
Adam H. Stedham
Chief Executive Officer and President

August 9, 2021	/s/ Michael R. Dugan
Michael R. Dugan
Executive Vice President and Chief Financial Officer